Form 10-Q
period 1997-09-30
ECONOPHONE INC
filed 1997-11-14
CIK 1043389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20529

                                    FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________to _____________

      Commission File Number 333-33117

                                ECONOPHONE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                               11-3132722
--------                                               ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                  45 Broadway, 30th floor, New York, N.Y. 10006
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 444-6991

                                 Not applicable
                                 --------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT OCTOBER 31, 1997
-----------------------                          -------------------------------
Common Stock, $.0001 par value                     20,000,000

                        ECONOPHONE, INC. AND SUBSIDIARIES
                     1997 THIRD QUARTER REPORT ON FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

Condensed Consolidated Statement of Earnings -
Three & Nine months ended September 30, 1997
and 1996 (unaudited)                                                       3

Condensed Consolidated Balance Sheets -
September 30, 1997 (unaudited) and December 31,
1996 (derived from audited financial statements)                           4

Condensed Consolidated Statement of Stock Equity
(Deficiency) (unaudited)                                                   5

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1997 and 1996
(unaudited)                                                                6

Notes to Condensed Consolidated Financial
Statements (unaudited)                                                     7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             8-16

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

Part 1.  Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes Thereto

                        ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  1996           1997           1996           1997
                                              ------------   ------------   ------------   ------------
SALES                                         $ 11,198,422   $ 22,692,424   $ 34,189,938   $ 53,138,305

COST OF SALES                                    9,517,769     17,038,628     25,850,743     41,050,132
                                              ------------   ------------   ------------   ------------
   Gross income                                  1,680,653      5,653,796      8,339,195     12,088,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,965,624      9,625,388     12,770,786     22,521,546

DEPRECIATION AND AMORTIZATION                      272,349      1,097,852        654,732      2,167,041
                                              ------------   ------------   ------------   ------------
   Total operating expenses                      3,237,973     10,723,240     13,425,518     24,688,587
                                              ------------   ------------   ------------   ------------
   Loss from operations                         (1,557,320)    (5,069,444)    (5,086,323)   (12,600,414)

OTHER INCOME (EXPENSE)
   Interest (expense) income, net                 (140,401)    (3,694,449)      (218,330)    (3,980,035)
   Foreign currency                                 18,079         44,501          7,781         16,180
   Other                                            48,402         13,379         69,324        100,042
                                              ------------   ------------   ------------   ------------

   Net loss                                   $ (1,631,240)  $ (8,706,013)  $ (5,227,548)  $(16,464,227)
                                              ============   ============   ============   ============

NET LOSS PER SHARE                            $      (0.08)  $      (0.44)  $      (0.26)  $      (0.82)

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                           20,000,000     20,000,000     20,000,000     20,000,000

                        ECONOPHONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                DECEMBER 31,   SEPTEMBER 30,
                                                              1996            1997
                                                          -------------   -------------
                                                           (see note)      (unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                            $   6,271,641   $  74,883,832
     Accounts Receivable, Net of allowance for
        doubtful accounts of $761,372 and
        $1,078,636 respectively                               7,923,871      17,279,335
     Prepaid expenses and other current assets                  885,906       1,602,230
     Restricted Cash and Securities                                  --       5,231,250
                                                          -------------   -------------
            Total current assets                             15,081,418      98,996,647

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   Net of accumulated depreciation of $1,643,151
   and $3,008,007 respectively                                6,242,472      12,809,247
DEBT ISSUANCE COSTS                                                  --       6,162,222
OTHER ASSETS                                                  1,431,446       3,432,739
RESTRICTED CASH AND SECURITIES                                       --      52,205,520
                                                          -------------   -------------
            Total assets                                  $  22,755,336   $ 173,606,375
                                                          =============   =============

LIABILTIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $  11,214,815   $  16,826,984
   Interest accrued on senior notes                                  --       5,231,250
   Short term borrowings                                      2,127,726              --
   Current maturities of obligations under capital lease        130,867         155,022
   Current maturities of long term debt                         753,881         652,299
   Current maturities of notes payable - related party            7,884           7,273
   Deferred revenue                                             859,803       2,209,784
   Other current liabilities                                    164,118         111,141
                                                          -------------   -------------
            Total current liabilities                        15,259,094      25,193,753

LONG TERM DEBT                                                1,707,941       3,854,897
OBLIGATIONS UNDER CAPITAL LEASE                                 235,074         331,924
NOTES PAYABLE - RELATED PARTY                                   319,531         311,271
SENIOR NOTES                                                         --     149,540,000
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK                          13,357,940      14,304,769

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock-voting, par value $.0001; authorized
      29,250,000 shares; 20,000,000 shares issued and
      outstanding in 1996 and 1997                                2,000           2,000
   Non-Voting Common stock, par value $.0001; authorized
      500,000 shares; no shares issued and outstanding               --              --
   Warrants                                                          --       5,600,000
   Additional paid-in capital                                   481,870         481,870
   Cummulative translation adjustment                                --           5,061
   Accumulated deficit                                       (8,608,114)    (26,019,170)
                                                          -------------   -------------
            Total stockholders' equity (deficiency)          (8,124,244)    (19,930,239)
                                                          -------------   -------------

            Total liabilities and stockholders'
            equity (deficiency)                           $  22,755,336   $ 173,606,375
                                                          =============   =============


Note: The December 31, 1996 Balance Sheet is derived from audited financial statements.

                        ECONOPHONE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                  Retained
                                                 Common Stock                 Warrants             Additional     Earnings
                                                 ------------         --------------------------    Paid-in     (Accumulated
                                             Shares        Amount        Units          Amount      Capital       Deficit)
                                          ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1994                  20,000,000  $      2,000            --            --  $    391,883  $    694,217

Net Income                                          --            --            --            --            --       121,219

Distribution of S Corporation Earnings              --            --            --            --            --      (499,301)
                                          ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, December 31, 1995                  20,000,000  $      2,000            --            --  $    391,883  $    316,135

Distribution of S Corporation Earnings              --            --            --            --            --      (316,135)

Contribution of Capital to C Corporation            --            --            --            --        89,987            --

Net loss                                            --            --            --            --            --    (8,311,599)

Accretion of preferred stock                        --            --            --            --            --       (15,115)

Dividends on preferred stock                        --            --            --            --            --      (281,400)
                                          ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, December 31, 1996                  20,000,000  $      2,000            --            --  $    481,870  ($ 8,608,114)
                                          ============  ============  ============  ============  ============  ============

Net loss                                            --            --            --            --            --  ($16,464,227)

Warrants                                            --            --       155,000  $  5,600,000            --            --

Accretion of preferred stock                        --            --            --            --            --       (68,235)

Dividends on preferred stock                        --            --            --            --            --      (878,594)

Cumulative Translation Adjustment                   --            --            --            --            --            --
                                          ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, September 30, 1997                 20,000,000  $      2,000       155,000  $  5,600,000  $    481,870  $(26,019,170)
                                          ============  ============  ============  ============  ============  ============

                                           Cumulative
                                          Translation
                                           Adjustment      Total
                                          ------------  ------------
BALANCE, December 31, 1994                          --  $  1,088,100

Net Income                                          --       121,219

Distribution of S Corporation Earnings              --      (499,301)
                                          ------------  ------------

BALANCE, December 31, 1995                          --  $    710,018

Distribution of S Corporation Earnings              --      (316,135)

Contribution of Capital to C Corporation            --        89,987

Net loss                                            --    (8,311,599)

Accretion of preferred stock                        --       (15,115)

Dividends on preferred stock                        --      (281,400)
                                          ------------  ------------

BALANCE, December 31, 1996                          --  $ (8,124,244)
                                          ============  ============

Net loss                                            --   (16,464,227)

Warrants                                            --     5,600,000

Accretion of preferred stock                        --       (68,235)

Dividends on preferred stock                        --      (878,594)

Cumulative Translation Adjustment                5,061         5,061
                                          ------------  ------------

BALANCE, September 30, 1997               $      5,061  $(19,930,239)
                                          ============  ============

                        ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                           ------------------------------
                                                               1996            1997
                                                           -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (5,227,548)  $ (16,464,227)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                           654,732       2,167,041
         Provision for doubtful accounts                         106,938         317,266
         Accreted interest expense                                    --         140,000
     Changes in assets and liabilities:
         Increase in accounts receivable                        (184,138)     (9,672,730)
         Increase in prepaid expenses and
            other current assets                                 (24,694)       (716,324)
         Increase in debt issuance costs                              --      (6,315,379)
         Increase in other assets                               (514,136)     (2,650,321)
         Increase in accounts payable and
            accrued expenses                                   5,176,111       5,612,169
         Increase in interest accrued on
            senior notes                                              --       5,231,250
         Increase in deferred revenue                            265,394       1,349,981
         Increase (decrease) in other current liabilities         28,728         (47,916)

            Net cash provided by (used in)                 -------------   -------------
               operating activities                              281,387     (21,049,190)
                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                       (2,576,450)     (5,459,286)

                                                           -------------   -------------
            Net cash used in investing activities             (2,576,450)     (5,459,286)
                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of short-term borrowings                        (774,122)     (2,127,726)
     Proceeds from long-term debt                              4,201,846              --
     Repayments of long-term debt                               (720,063)       (125,566)
     Repayments of notes payable - related party                 (18,520)         (8,871)
     Repayments of capital leases                               (170,563)       (180,400)
     Dividends paid                                             (226,149)             --
     Proceeds from senior notes                                       --     149,400,000
     Proceeds from warrants                                           --       5,600,000
     Proceeds from bridge loan                                        --       7,000,000
     Repayments of bridge loan                                        --      (7,000,000)

                                                           -------------   -------------
            Net cash provided by financing activities          2,292,429     152,557,437
                                                           -------------   -------------

Increase (decrease) in cash and cash equivalents,
     (including restricted cash and securities)                   (2,634)    126,048,961
Cash and cash equivalents, beginning of period                   106,122       6,271,641
                                                           =============   =============
Cash and cash equivalents, end of period
  (including restricted cash and securities)               $     103,488   $ 132,320,602
                                                           =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                          $     101,812   $     372,040

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
     Accretion of Preferred Stock                          $          --   $      68,235
     Accrued dividends on Preferred Stock                             --         878,594
     Capital leases entered into to purchase fixed
      assets                                                          --       2,472,345

                        ECONOPHONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the consolidated financial statements of Econophone, Inc. ("Econophone") at and for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1996 information to conform to the presentation used in 1997. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B -- Unit Offering

      On July 1, 1997, Econophone consummated the offering (the "Offering") of 155,000 Units, each of which consisted of one 13.5% Senior Note (the "Senior Notes"), due July 1, 2007 and one warrant to purchase 8.167 shares of Voting Common Stock, par value $.0001 per share of Econophone Stock (the "Common Stock"). The Units were sold for an aggregate purchase price of $155.0 million. The net proceeds of the Offering were approximately $148.1 million. Of this amount, approximately $57.4 million was used to purchase a portfolio of U.S. government securities (the "Pledged Securities") that was pledged as security for the payment of the first six scheduled interest payments on the Senior Notes. The net proceeds from the Offering are expected to fund Econophone's planned expansion and operating losses until the company generates positive cash flow.

Note C -- Per Share Data

      Per share data is based on the weighted average number of common shares outstanding during the period. For purposes of computing the number of weighted shares outstanding, stock options and warrants have not been considered as their effect would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Econophone's financial statements and the notes thereto. Certain of the matters discussed in this item may constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the operations of Econophone to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

Econophone is a switch-based provider of long distance telecommunications services in certain major U.S. and western European markets. Econophone's customer base consists primarily of small- and medium-sized businesses, residential customers and other telecommunications carriers, with a focus on customers with significant international calling needs. In the United States and the United Kingdom, Econophone provides principally international and domestic long distance, calling card, prepaid and carrier services. In continental Europe, Econophone provides principally international long distance, calling card and prepaid services. Econophone's services utilize various access methods, including "1xxx", "1+", local dial-up, national toll free and international toll free access.

Econophone's strategy is to expand into additional geographic markets with a focus on markets that generate substantial international calling traffic, add customers in its existing markets and deliver an expanded portfolio of features and services to its customers. Econophone intends to implement its strategy by continuing to expand its network, broadening its sales and marketing efforts and developing and introducing innovative services and features.

On July 1, 1997, Econophone consummated the offering (the "Offering") of $155.0 million in aggregate principal amount of 13.5% Senior Notes due 2007 (the "Senior Notes") and warrants to purchase in the aggregate 1,265,885 shares of Common Stock. The net proceeds from the Offering are expected to fund Econophone's planned expansion and operating losses until the Company generates positive cash flow.

      Revenues

Econophone's revenues are derived from minutes of telecommunications traffic carried. Its services are generally priced at a discount to the primary carrier (or carriers) in each of its target markets. Econophone's prepaid card revenues are reported net of selling discounts and commissions, and upon usage rather than sale.

      Cost of Services

Econophone's cost of services is composed of the costs associated with acquiring switched transmission and leased line capacity. Switched transmission capacity is acquired on a per-minute basis (with volume discounts) and is, therefore, a variable cost. Virtually all calls carried by Econophone must be originated or terminated over another carrier's facilities. Termination and origination charges on calls generally are paid by Econophone, although in continental Europe origination charges on calls utilizing local dial-up access are paid by Econophone's customers and do not constitute costs of Econophone. Leased transmission capacity is acquired on a fixed cost basis, generally involving monthly payments regardless of usage levels.

      Selling Expenses

Econophone has historically sold its services primarily through independent sales channels in both Europe and the United States. Selling expenses have, therefore, primarily consisted of commissions paid to agents and resellers. Econophone also has incurred selling expenses arising out of advertising and promotion costs, building an internal sales force in the United States, United Kingdom, and continental Europe and enlarging its customer service department.

      General and Administrative Expenses

During 1996, Econophone significantly increased the size of its management team and established new sales offices in London, Paris, Brussels and Hamburg, all of which resulted in an increase in general and administrative expenses. Since such time, general and administrative expenses have, primarily consisted of expanding Econophone's customer service, billing, financial reporting and other management information systems and network management systems and for organizational expenses related to entering additional markets.

      Foreign Currency Exposure

Econophone is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Econophone bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the Senior Notes is in U.S. dollars. For the year ended 1996 and the first nine months of 1997, approximately 40% and 38% respectively, of Econophone's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Belgian francs and French francs. The negative effect of these fluctuations on Econophone's revenues for the nine months ended September 30, 1997 and September 30, 1996 was $ 1.7 million or 3% of total revenue, and $ .2 million or less than 1% of total revenue, respectively. As Econophone expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Econophone from time to time uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Econophone does not use derivative financial instruments for speculative purposes. At September 30, 1997, Econophone had $.1 million of open foreign currency hedging positions, and at December 31, 1996, Econophone had no open foreign currency hedging positions.

      New Accounting Pronouncements

Subsequent to December 31, 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, Econophone will be required to restate its EPS data for all prior periods presented. The adoption of this statement is not expected to have a material effect on Econophone's financial statements.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Revenues. Total revenues for the three months ended September 30, 1997 increased by 103 % to $ 22.7 million on 93.4 million billable minutes of use from $ 11.2 million on 31.9 million billable minutes of use for the three months ended September 30, 1996. Billable minutes of use increased by 193% for the three months ended September 30, 1997 from the three months ended September 30, 1996. Growth in revenues during the three months ended September 30, 1997 primarily was attributable to additional minutes of use, particularly in the United States, offset in part by a substantial decline in prices, as a result of increased competition. This competition was the primary factor for the average revenue per minute decrease from $. 35 during the three months ended September 30, 1996 to $.24 during the three months ended September 30, 1997. At September 30, 1997, Econophone had approximately 141,100 customer accounts compared to 14,400 customer accounts at September 30, 1996. The increase in revenues and customer accounts was primarily attributable to sales by VoiceNet, a reseller that sells Econophone's calling card services to end users within the United States. Econophone recognized $7.3 million of revenues from VoiceNet for the three months ended September 30, 1997, compared to $.5 million in the comparable prior year period. VoiceNet accounted for approximately 103,800 customer accounts at September 30, 1997 compared to approximately 5,400 customer accounts at September 30, 1996.

VoiceNet's relationship with Econophone is non-exclusive and can be terminated at will by either party. The increase in revenues and customer accounts was also due in part to sales by Telco Global Communications Ltd. ("Telco"), a majority-owned subsidiary of Econophone that began operations during the last quarter of 1996. Telco concentrates on U.K. residential sales, primarily through independent sales representatives, having replaced Econophone's previous U.K. sales and marketing joint venture, Europhone International (EI), which was effectively terminated on June 1, 1996.

      During the third quarter of 1997, Econophone experienced an average customer turnover "churn" rate of approximately 7%, with respect to its U.S. and continental European international and domestic long distance, and calling card services. To date, Econophone's revenues and margins have not been materially impacted by its "churn" rate.

      In the United Kingdom, revenues increased by 70% to $ 5.1 million from $
3.0 million. Revenues for the third quarter of 1997 were comprised of international and domestic long distance and prepaid card services attributable to Telco of $3.1 million, as well as $ 2.0 million from carrier services. Average U.K. revenue per minute decreased from $.39 per minute during the three months ended September 30, 1996 to $.26 per minute during the three months ended September 30, 1997. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition. As a result of Econophone's termination of its joint venture with EI, the third quarter 1996 U.K. revenues were depressed.

      In continental Europe, revenues increased by 20% to $ 4.0 million from $
3.3 million. This increase was attributable to an increase in prepaid card services, primarily in France and Germany. Average continental European revenue per minute decreased from $1.33 per minute during the three months ended September 30, 1996 to $.88 per minute during the three months ended September 30, 1997. This decrease was due to Econophone's decision to price services more aggressively, primarily in France and Germany, to gain market share.

      In the United States, revenues grew by 177% to $ 13.6 million from $ 4.9 million. This increase was due principally to calling card revenues attributable to sales by VoiceNet, which were $ 7.3 million and $ .5 million during the third quarters of 1997 and 1996, respectively. The remainder of the increase, $ 1.9 million, resulted from increases in sales of carrier services, and, to a lesser extent, international and domestic long distance and prepaid card services. Average U.S. revenue per minute decreased to $.20 per minute during the three months ended September 30, 1997 from $.23 per minute during the three months ended September 30, 1996. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes and increased price competition.

      Cost of services. Cost of services increased to $ 17.0 million for the three months ended September 30, 1997 from $ 9.5 million for the three months ended September 30, 1996. As a percentage of revenues, cost of services decreased to approximately 75.1% for the three months ended September 30, 1997 from approximately 85.0% for the three months ended September 30, 1996. This trend was primarily due to a shift to higher margin revenue attributable to VoiceNet, and to a lesser extent, higher margin revenue from an increase in U.S. and European prepaid card sales and higher margins earned on U.S. carrier traffic. Average cost per minute for the three month period ended September 30, 1997 decreased to $.18 from $.30 for the three month period ended September 30, 1996. This was a result of increased use of leased line transmission capacity acquired by Econophone during the period, as well as obtaining better prices on switched transmission capacity as a result of volume discounts resulting from the growth of Econophone's minutes of traffic.

      Selling expenses. Selling expenses increased to $4.4 million for the three months ended September 30, 1997 from $ .7 million for the three months ended September 30, 1996, and, as a percentage of revenues, were 19.2% for the three months ended September 30, 1997 and 6.3% for the three months ended September 30, 1996. The increase in selling expenses primarily consisted of commissions paid to resellers (principally VoiceNet) and independent agents, expenses associated with Econophone's sales offices in London, Brussels, Hamburg and Paris and expenses attributable to Econophone's customer service department, which has been substantially enlarged since June of 1996. For the third quarter of 1996, expenses primarily related to commissions paid to independent sales agents.

      General and administrative expenses. General and administrative expenses increased to $5.3 million for the three months ended September 30, 1997 from $
2.3 million for the three months ended September 30, 1996, and, as a percentage of revenues, increased to 23.2% for the three months ended September 30, 1997 from 20.2% for the three months ended September 30, 1996. The increase in general and administrative expenses was attributable to an increase in payroll costs related to additional management and staff in the areas of finance, network management and information systems at Econophone's Manhattan, New York, Brooklyn, New York and College Station, Texas facilities, as well as the London, Brussels, Hamburg and Paris offices.

      Depreciation and amortization. Depreciation and amortization expenses increased to $ 1.1 million for the three months ended September 30, 1997 from $.3 million for the three months ended September 30, 1996. This increase was substantially due to the depreciation associated with upgrades in Econophone's switch in New York and installation of multiplexing equipment in New York and London and amortization of costs associated with the Offering.

      Bad debt write-offs. Econophone had bad debt write-offs of $ .3 million for both the third quarters of 1997 and 1996. To date, bad debt write-offs have not had a material effect on Econophone's revenues or margins.

      Interest expense. Econophone had $ 5.5 million of interest expense during the third quarter of 1997, as compared to interest expense of $.2 million during the third quarter of 1996. Interest expense has increased substantially as a result of the Offering, with $5.2 million of the third quarter 1997 expense attributable to the Offering.

      Net loss. Econophone had a net loss of $8.7 million during the third quarter of 1997, compared to a net loss of $1.6 million during the third quarter of 1996. The increase is primarily due to costs associated with increasing Econophone's back-office capacity, building the network, marketing, commissions paid to resellers, and interest expense related to the Offering. Net loss is expected to increase substantially over the near term, primarily due to interest expense incurred on the Senior Notes.

      Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Revenues. Total revenues for the nine months ended September 30, 1997 increased by 55% to $53.1 million on 198.0 million billable minutes of use from $34.2 million on 72.8 million billable minutes of use for the nine months ended September 30, 1996. Billable minutes of use increased by 172% for the first three quarters of 1997 from the first three quarters of 1996. Growth in revenues during the nine months ended September 30, 1997 primarily was attributable to additional minutes of use, particularly in the United States, offset in part by a substantial decline in prices, as a result of increased competition. This competition was the primary factor for the average revenue per minute decrease from $.47 during the nine months ended September 30, 1996 to $.27 during the nine months ended September 30, 1997. At September 30, 1997, Econophone had approximately 141,100 customer accounts compared to 14,400 customer accounts at September 30, 1996. The increase in revenues and customer accounts was primarily attributable to sales by VoiceNet, of $15.2 million, and sales by Telco, of $5.6 million, for the nine months ended September 30, 1997.

      During the first nine months of 1997, Econophone experienced an average customer turnover "churn" rate of approximately 5%, primarily relating to U.S. and continental European "1+", "1xxx" and calling card services. To date, Econophone's revenues and margins have not been materially impacted by its "churn" rate.

      In the United Kingdom, revenues decreased to $9.3 million from $13.9 million as a result of the termination of Econophone's joint venture with EI, in June 1996 which had accounted for substantially all of the U.K. revenue in the first nine months of 1996 and none of Econophone's revenues for the same period in 1997. During the fourth quarter of 1996, Econophone began marketing efforts in the U.K. through Telco, its majority owned subsidiary. During the first nine months of 1997, U.K. revenues consisted principally of $5.6 million from international and domestic long distance and prepaid card services attributable to Telco, as well as

$3.2 million from carrier services. Average U.K. revenue per minute decreased from $.58 per minute during the nine months ended September 30, 1996 to $.31 per minute during the nine months ended September 30, 1997. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

      In continental Europe, revenues increased by 33% to $11.3 million from $8.5 million. This increase was attributable to an increase in prepaid card services, primarily in France and Germany. Average continental European revenue per minute decreased from $1.37 per minute during the nine months ended September 30, 1996 to $1.01 per minute during the nine months ended September 30, 1997. This decrease was due to Econophone's decision to price services more aggressively, primarily in France and Germany, to gain market share.

      In the United States, revenues grew by 176% to $32.5 million from $11.8 million. This increase was due principally to calling card revenues attributable to sales by VoiceNet, which were $15.2 million during the first nine months of 1997. VoiceNet began reselling Econophone's calling card services to end users during the second quarter of 1996. The remainder of the increase, $5.5 million, resulted from increases in sales of carrier services, and, to a lesser extent, international and domestic long distance and prepaid card services. Average U.S. revenue per minute decreased to $.21 per minute during the nine months ended September 30, 1997 from $.28 per minute during the nine months ended September 30, 1996. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

      Cost of services. Cost of services increased to $41.1 million for the nine months ended September 30, 1997 from $25.9 million for the nine months ended September 30, 1996. As a percentage of revenues, cost of services increased slightly to approximately 77% for the nine months ended September 30, 1997 from approximately 76% for the nine months ended September 30, 1996. Average cost per minute for the nine month period ended September 30, 1997 decreased to $.21 from $.36 for the nine month period ended September 30, 1996. This was a result of increased use of leased line transmission capacity acquired by Econophone during the period, as well as obtaining better prices on switch transmission capacity because of the growth of Econophone's minutes of traffic.

      Selling expenses. Selling expenses increased to $8.3 million for the nine months ended September 30, 1997 from $ 5.1 million for the nine months ended September 30, 1996, and, as a percentage of revenue, were 16% for the nine months ended September 30, 1997 and 20% for the nine months ended September 30, 1996. The increase in selling expenses primarily consisted of commissions paid to resellers (principally VoiceNet) and independent agents, expenses associated with Econophone's sales offices in London, Brussels, Hamburg and Paris and expenses attributable to Econophone's customer service department, which has been substantially enlarged since June of 1996. For the nine months ended September 30, 1996, selling expenses primarily consisted of expenses related to EI and commissions paid to independent sales agents.

      General and administrative expenses. General and administrative expenses increased to $ 14.2 million for the nine months ended September 30, 1997 from $
7.7 million for the nine months ended September 30, 1996, and, as a percentage of revenues, increased to 27% for the nine months ended September 30, 1997 from 17% for the nine months ended September 30, 1996. The increase in general and administrative expenses was attributable to an increase in payroll costs related to additional management and staff in the areas of finance, network management and information systems at Econophone's Manhattan, New York, Brooklyn, New York and College Station, Texas facilities, as well as the London, Brussels, Hamburg and Paris offices.

      Depreciation and amortization. Depreciation and amortization expenses increased to $2.2 million for the nine months ended September 30, 1997 from $.7 million for the nine months ended September 30, 1996. This increase was substantially due to the depreciation associated with upgrades in Econophone's switch in New York and installation of multiplexing equipment in New York and London, as well as amortization of costs associated with the Offering.

      Bad debt write-offs. Econophone had bad debt write-offs of $ 1.1 million for the first nine months of 1997, as well as for the first nine months of 1996. To date, bad debt write-offs have not had a material effect on Econophone's revenues or margins.

      Interest expense. Econophone had $5.8 million of interest expense during the first nine months of 1997, as compared to interest expense of $.2 million during the first nine months of 1996. Interest expense has increased substantially as a result of the Offering, with $5.2 million of 1997 expense attributable to the Offering.

      Net loss. Econophone had a net loss of $16.5 million during the first nine months of 1997, compared to a net loss of $5.2 million during the first nine months of 1996. The increase is primarily due to costs associated with increasing the internal infrastructure, building the network, marketing, commissions paid to resellers, and interest expense related to the Offering. Net loss is expected to increase substantially over the near term, primarily due to interest expense incurred on the Senior Notes.

      Liquidity and Capital Resources.

      On July 1, 1997, Econophone consummated the Offering, in connection with which it issued $155.0 million in aggregate principal amount of 13.5% Senior Notes due 2007 and warrants to purchase 1,265,885 shares of common stock. Approximately $57.4 million of the proceeds of the Offering was placed in escrow and will be used to make the first six scheduled interest payments on the Senior Notes. At September 30, 1997, Econophone had approximately $74.9 million in cash and cash equivalents, excluding the Pledged Securities but including unused net proceeds of the Offering which are invested in short term, interest-bearing, investment grade securities, as compared to cash and cash equivalents of $6.3 million at December 31, 1996. Econophone's net cash used by operating activities was $ 21.0 million for the nine months ended September 30, 1997, primarily due to a net loss of $16.5 million, an increase in accounts receivable of $ 9.7 million, an increase in debt issuance costs of $6.3 million, and an increase in other assets of $2.7 million, offset by an increase in accounts payable of $ 5.6 million, an increase in interest accrued on the Senior Notes of $5.2 million and depreciation and amortization of $2.2 million. Cash used for investing in property and equipment of $ 5.5 million for the nine months ended September 30, 1997 was primarily attributable to the implementation and expansion of Econophone's European network. Cash provided by financing activities of $ 152.6 million was primarily related to cash received from the sale of the Senior Notes and warrants of $155.0 million.

      Econophone expects capital expenditures during 1997 to be approximately $12.0 million, of which $ 6.3 million was expended during the first nine months of 1997. Capital expenditures for the first nine months of 1997 relate primarily to the further implementation and expansion of Econophone's network, including the upgrade of Econophone's New York switch and the purchase of switches or nodes for Antwerp, Berlin, Brussels, Hamburg, London, Los Angeles, Marseilles, Paris and Zurich, the purchase of additional transatlantic IRUs and the expansion of Econophone's back office capabilities, including its management information and network management systems.

      Econophone intends to fund its capital expenditures for the foreseeable future with the proceeds of the Offering and, to the extent available on attractive terms, vendor financing. Econophone expects to continue to make significant capital expenditures as it continues to expand the geographic scope of its services in Europe, the United States, the United Kingdom and elsewhere, and to increase its network capabilities and network infrastructure. Econophone's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion, economic conditions, competition, regulatory developments and the ability to incur debt and make capital expenditures under the Indenture pertaining to the Senior Notes, the agreement with respect to its equipment financing from NTFC Corporation, and the terms of its Series A Preferred Stock.

PART II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits - None.

          (b) There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ECONOPHONE, INC.
                                       (registrant)

Date  NOVEMBER   , 1997                By /s/ ALFRED WEST
                                          -----------------------------------
                                          Name:  Alfred West
                                          Title: Chief Executive Officer and
                                          Chairman of the Board of Directors



Date  NOVEMBER   , 1997                By /s/ ALAN LEVY
                                          -----------------------------------
                                          Name:  Alan Levy
                                          Title: President, Chief Financial
                                          Officer and Chief Operating Officer