Form 10-K405
period 1997-12-31
ECONOPHONE INC
filed 1998-03-30
CIK 1043389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal period ended December 31, 1997
                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                        Commission file number 333-33117
                                ECONOPHONE, INC.

             (Exact name of Registrant as specified in its charter)

                Delaware                                  11-3132722
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     45 Broadway, New York, New York                         10006
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code: (212) 444-6991

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    None of the common equity of the registrant is held by non-affiliates.

    As of March 1, 1998 the Registrant had outstanding 20,000,000 shares of voting Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                       ----------
PART I
Item 1.        Business..............................................................................           1
Item 2.        Properties............................................................................          29
Item 3.        Legal Proceedings.....................................................................          29
Item 4.        Submission of Matters to a Vote of Security Holders...................................          29

PART II
Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters.............          30
Item 6.        Selected Financial Data...............................................................          30
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations............................................................................          32
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk............................          43
Item 8.        Financial Statements and Supplementary Data...........................................          43
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure............................................................................          43

PART III
Item 10.       Directors and Executive Officers of the Registrant....................................          44
Item 11.       Executive Compensation................................................................          46
Item 12.       Security Ownership of Certain Beneficial Owners and Management........................          51
Item 13.       Certain Relationships and Related Transactions........................................          52

PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................          57

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, certain statements made in the sections hereof entitled "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Econophone, Inc. ("Econophone" or the "Company") for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following: (i) inaccuracies in the Company's forecasts of traffic or customers; (ii) highly competitive market conditions;
(iii) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (iv) changes in the availability of transmission facilities; (v) loss of a customer which provides significant revenues to the Company; (vi) concentration of credit risk; (vii) foreign currency fluctuations; (viii) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan L. Levy, the President and Chief Operating Officer; or (ix) changes in international settlement rates. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

    Econophone is a rapidly growing switch-based provider of long distance telecommunications services in selected major U.S. and western European markets. Econophone's customer base consists primarily of residential customers, small- and medium-sized businesses and other telecommunications carriers. In the United States and the United Kingdom, Econophone provides principally international and domestic long distance, calling card, prepaid and carrier services. In continental Europe, Econophone provides principally international long distance, calling card and prepaid services.

    Econophone was incorporated in the State of New York under the name "Switchtel Communications Corp." on July 10, 1992. During 1996, the name of the Company was changed to "Econophone, Inc." A wholly-owned subsidiary named "Econophone, Inc." was subsequently incorporated in the State of Delaware for the sole purpose of changing the state of incorporation of the Company, and the New York parent corporation was merged into the Delaware subsidiary on February 11, 1998, with the Delaware corporation being the surviving entity. Econophone's principal executive offices are located at 45 Broadway, New York, New York 10006. Its main telephone number is (212) 444-6991.

SERVICES

    The following table summarizes Econophone's current service offerings by principal geographic market:

                                                                               GEOGRAPHIC MARKET
                                                               -------------------------------------------------
                                                                   UNITED          CONTINENTAL        UNITED
                                                                   KINGDOM          EUROPE(1)         STATES
                                                               ---------------  -----------------     ------
International Long Distance..................................             x                 x                x
Domestic Long Distance.......................................             x                                  x
Calling Card Services........................................             x                 x                x
Prepaid Services.............................................             x                 x                x
Carrier Services.............................................             x                                  x

------------------------

        (1) Consists of selected cities in Belgium, France, Germany, Greece, Switzerland and The Netherlands. Not all services listed are provided in all continental European markets.

    INTERNATIONAL AND DOMESTIC LONG DISTANCE SERVICE

    "International and domestic long distance service" is service that is accessed from the customer's billing location using "1xxx" access in the United Kingdom, "1+" access in the United States or local dial-up access in continental Europe. Econophone's international and domestic long distance service generally enables customers to call to any destination. International and domestic long distance service accounted for $17.7 million or 21% of total revenues during 1997, and $8.0 million (44%) and $9.6 million (20%) of U.K., and U.S. revenues, respectively. See "--Network Infrastructure--Access Methods."

    UNITED KINGDOM. Econophone has provided international and domestic long distance service in the London area since the third quarter of 1996. Since April 1997, Econophone has provided this service throughout England. For the year ended December 31, 1997, approximately 70% of Econophone's U.K. revenues from international and domestic long distance service were derived from the London area, with the remainder derived principally from Manchester and Leeds. Econophone's services are at present principally used by its U.K. customers to make domestic long distance calls. See "--The Econophone Network--European Expansion" and "--Network Infrastructure."

    CONTINENTAL EUROPE. Econophone has offered international long distance service to customers in Hamburg since February 1997, to customers in Antwerp, Brussels and Paris since March 1997 and to customers in Berlin, Marseilles, Nice and Zurich since the fourth quarter of 1997. During the second quarter of 1998, Econophone intends to add a node in Geneva and, during the third quarter of 1998, Econophone intends to add a switch in Frankfurt, both of which will enable Econophone to offer international long distance service to customers in those cities.

    Econophone is in the process of seeking to enter into interconnection agreements in Belgium, France and Germany, which would provide it with a direct connection to the public switched telephone network ("PSTN") in such countries, enabling it to provide international long distance service through abbreviated dialing and originate calls in a greater number of cities. In Germany, interconnection to the PSTN would enable Econophone to provide domestic long distance service through "1+" access in its German network cities. Econophone expects the foregoing interconnection agreements to be obtained by the end of 1998.

    UNITED STATES. Econophone has offered international and domestic long distance service in the New York metropolitan area since March 1994 and in Baltimore, Connecticut, northern New Jersey, Philadelphia and Washington, D.C. since the first quarter of 1997. During 1998, Econophone intends to install switches in Chicago, Dallas, Los Angeles and Miami, which will enable it to offer international and domestic long distance in those markets. See "--The Econophone Network--U.S. Expansion."

    CANADA. During the first half of 1998, Econophone intends to expand its network into Canada by installing a switch in Toronto and a point of presence in Montreal. This will enable Econophone to offer international and domestic long distance service in both cities.

    CALLING CARD SERVICES

    In continental Europe, Econophone believes that a substantial portion of its calling card customers use Econophone's service from their home or office as an alternative to their state-owned telecommunications organization ("PTO") for international calls. In contrast, in the United Kingdom and the United States, Econophone's calling cards are sold to customers who use its calling card service primarily for convenience when traveling. Over time, in each of its continental European network cities, Econophone intends to migrate its home- and office-based calling card customers to its international and domestic long distance service. Its calling card service will continue to be offered in continental Europe as a premium travel service.

    Econophone's calling card customers are issued an identification or "PIN" number that permits them to access Econophone's network. Econophone's calling card services are sold in both Europe and the United States and can be used in over 40 countries.

    In the United Kingdom and the United States, Econophone's calling card service is accessed by dialing a national toll free number. From other countries, calling card customers access Econophone's services by dialing an international toll free number.

    In 1997, calling card service in the United Kingdom, continental Europe and the United States accounted for $0.5 million, $4.2 million and $23.6 million, or 1%, 5% and 28%, of Econophone's revenues, respectively. Substantially all of Econophone's 1997 U.S. calling card sales were attributable to VoiceNet, Inc. ("VoiceNet"), a major reseller of Econophone's calling card services that was acquired by Econophone on February 12, 1998. The acquisition of VoiceNet ensures the continuity of Econophone's sales to VoiceNet customers and provides Econophone with an established U.S. calling card business. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    PREPAID SERVICES

    Econophone's prepaid card service is a pre-paid version of its calling card. Econophone's prepaid card has similar features and is used in the same manner as its calling card. Econophone's prepaid card generally can be used from the United Kingdom, the United States, Belgium, Canada, Germany, France, Israel, The Netherlands, and Switzerland, although it also sells prepaid cards that can be used only from the country in which they are sold. Econophone is an early entrant into the market for prepaid services in continental Europe. In 1997, prepaid card services in the United Kingdom, continental Europe and the United States accounted for $2.6 million, $11.5 million and $6.0 million, or 3%, 14% and 7%, of Econophone's revenues, respectively.

    CARRIER SERVICES

    In both the United Kingdom and the United States, Econophone resells transmission capacity to carrier customers who use the transmission capacity to service their end-user customers. U.S. carrier customers buy transmission from Econophone in bulk almost exclusively based on price. In the United Kingdom, Econophone believes that many of its carrier customers instead choose Econophone for access to its software platform, which, among other things, allows them to utilize Econophone's software technology to sell calling cards and prepaid cards and perform specialized billing functions. However, Econophone's U.K. carrier customers are also price sensitive.

    Carrier services are sold at substantially lower margins than Econophone's other services. However, because carrier customers purchase transmission capacity in bulk, these services allow Econophone to increase the amount of transmission capacity that it purchases, enabling it to obtain volume discounts on transmission capacity from its vendors and, therefore, generate higher margins and/or offer better pricing on its other services. In addition, the sale of transmission capacity on Econophone's indefeasible rights of use ("IRUs") and leased lines allows Econophone to generate additional revenues on transmission lines operating at less than full capacity without incurring significant marginal costs.

    In 1997, sales of transmission capacity to carrier customers in the United Kingdom and the United States accounted for $7.2 million and $9.7 million, respectively, or 20% of Econophone's total revenues. See " Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    OTHER SERVICES

    TOLL FREE SERVICE. Econophone provides domestic toll free service (i.e., "800" or "888" service) to customers in the United States and the United Kingdom. This service is targeted at customers who have a substantial number of incoming domestic long distance calls, such as mail order companies. Customers of Econophone's toll free service are assigned a toll free number. Calls to the toll free number are routed to an Econophone switch. From there, the call is transmitted to the customer's location in the same manner as other calls routed through the switch.

    DEDICATED ACCESS SERVICE. Customers using this service lease a transmission line that connects the customer's business directly to an Econophone switch or node. By leasing a direct line, the customer avoids local access charges and can reduce its cost of services. This service is marketed to high volume customers. Econophone presently offers dedicated access service in the United States and the United Kingdom. Econophone intends to introduce dedicated access service in its continental European network cities during 1998.

    During 1997, sales of toll free and dedicated access service accounted for an insignificant amount of Econophone's revenues. Econophone expects that revenues from these services will continue to represent a relatively small portion of its revenues.

THE ECONOPHONE NETWORK

    Econophone's network consists of (i) carrier grade Northern Telecom switches in New York, London, Brussels and Paris, (ii) nodes in Antwerp, Berlin, Hamburg, Marseilles, Nice and Zurich, (iii) points of presence in Baltimore, Connecticut, northern New Jersey, Philadelphia and Washington, D.C., (iv) owned

IRUs and leased trans-Atlantic telecommunications lines and (v) leased lines in Europe and the United States. A key element in Econophone's growth strategy is the continued build-out of its network in Europe and the United States and the introduction of its network in Canada. As Econophone expands its network, it expects to be able to provide service on an increasingly cost effective basis to a greater number of customers.

    Econophone's network is designed to enable it to provide competitively priced service from its network cities by reducing its total transmission costs (i.e., the sum of its variable and fixed transmission costs) on calls originating from these cities. Econophone's network enables it to reduce its variable transmission costs because, among other things, (i) Econophone does not incur any significant marginal costs for calls carried over its IRUs or leased lines, (ii) calls routed by Econophone's switches can be delivered on a "least cost" basis and (iii) in markets with switches, nodes or points of presence, customers use local access instead of more expensive toll free access.

    The fixed costs associated with Econophone's network relate principally to switching equipment, leased lines and IRUs, rental charges, local connectivity and facility/network management. Once sufficient traffic levels are attained, Econophone's total costs of carrying calls are expected to decline as a percentage of revenue, although there can be no assurance in this regard.

    EUROPEAN EXPANSION

    During 1997, Econophone significantly expanded its network in continental Europe. During the first quarter of 1997, Econophone installed switches in Brussels and Paris that are connected to its New York and London switches by leased lines. Econophone also installed nodes in Antwerp and Hamburg that are connected to the Brussels and London switches by leased lines. In addition, during the first quarter of 1997, Econophone installed its own switch in London. Nodes in Berlin, Marseilles, Nice and Zurich were installed during the fourth quarter of 1997. The Berlin, Marseilles, Nice and Zurich nodes are connected to Econophone's Hamburg, Paris and London node and switches, respectively, by leased line. The Geneva node will be connected to the Zurich node by leased line.

    During the second and third quarters of 1998, Econophone intends to install a switch in Frankfurt and a node in Geneva and to upgrade its node in Berlin to a switch. These switches will enable Econophone to route calls from these cities, rather than transmitting them to another network city with a switch for routing, which will result in more cost-efficient transmission.

    Econophone also is in the process of seeking to enter into interconnection agreements in Belgium, France and Germany, which would provide it with a direct connection to the PSTN in such countries, enabling it to provide network access through abbreviated dialing, originate calls in a greater number of cities and terminate calls in such countries more cheaply. In Germany, interconnection to the PSTN would enable Econophone to offer domestic long distance service through "1+" access in its German network cities. Econophone expects the foregoing interconnection agreements to be obtained by the end of 1998.

    In addition to increasing its addressable market, the expansion of Econophone's network in continental Europe enables it to provide intra-European international long distance service from more continental European cities on a cost-competitive basis.

    U.S. AND CANADIAN EXPANSION

    During 1998, Econophone intends to substantially expand its network in North America, particularly in the United States. This expansion is largely driven by existing customer calling patterns. During the first half of 1998, Econophone intends to install switches in Los Angeles and Miami. During the third quarter of 1998, Econophone also intends to install switches in Chicago and Dallas. These switches will enable Econophone to offer international and domestic long distance service through "1+" access and carrier services from those cities. In those cities in which Econophone has a switch, it is able to route traffic, which provides for more cost-efficient transmission.

    Econophone also intends to upgrade its point of presence in Washington, D.C. to a switch during the second quarter of 1998. This upgrade will allow for more cost-efficient transmission by enabling Econophone to route calls from Washington D.C.

    Econophone intends to establish additional switches in other selected U.S. markets that generate substantial long distance calling traffic.

    During the second quarter of 1998, Econophone also intends to install a switch in Toronto and a point of presence in Montreal. In both cities, Econophone intends to target customers with significant international calling needs.

NETWORK INFRASTRUCTURE

    NETWORK HARDWARE

    Econophone's network employs Northern Telecom carrier grade switches. Carrier grade switch technology is primarily employed by large carriers and not by smaller competitors. Certain advantages of Econophone's carrier grade network are described below.

    QUALITY AND RELIABILITY. Econophone believes that carrier grade switching enables it to provide higher transmission quality and greater call completion rates to its customers than are offered by carriers that use smaller, less powerful switches.

    CARRIER GRADE SWITCHES. Carrier grade switches enable Econophone's network to interconnect directly with the networks of PTOs and local exchange carriers ("LECs"), subject to applicable regulatory requirements and an inter-connection agreement having been entered into.

    TRANSMISSION SPEED AND EFFICIENCY. Econophone's switches have call completion capabilities that reduce the time needed to connect calls, reduce waiting times and allow for more efficient use of transmission capacity.

    ABILITY TO PROVIDE ENHANCED SERVICES. The carrier grade switching platforms used by Econophone, in conjunction with other hardware and software, are capable of supporting the enhanced services that Econophone currently offers, such as prepaid card services, as well as other enhanced services that Econophone intends to introduce, such as voicemail and conference calling.

    TRANSMISSION CAPACITY

    Econophone utilizes IRUs and leased lines to transmit the on-network portion of its calls. If the initial point of network access is a node or point of presence, the call is then transmitted over a leased line to an Econophone switch for routing to its destination. Once certain traffic levels are attained, local dial-up access to the node or point of presence and transmission over a leased line is a less expensive means of transmitting a call to an Econophone switch than toll free access. The reduced transmission costs result because there is no significant marginal cost to Econophone for carrying a call over facilities it owns or leases on a fixed cost basis. In order to increase the capacity of its transmission lines, Econophone utilizes carrier grade compression, or multiplexing, equipment.

    Econophone owns five IRUs on the PTAT-1 transatlantic cable, one IRU on the Cantat-3 transatlantic cable and one IRU on the TAT 12/13 transatlantic cable. Econophone also recently acquired 63 IRUs on the AC-1 transatlantic cable, which will enable it to transmit 1,890 non-compressed simultaneous calls (or 7,560 calls that are compressed). Econophone's IRUs on the AC-1 transatlantic cable are expected to become operational during the second quarter of 1998. As part of its expansion strategy, Econophone intends to acquire additional IRUs, including half-circuits originating in the United Kingdom running between the United Kingdom and selected continental European cities.

    In addition to utilizing IRUs to carry traffic, Econophone utilizes leased lines. Other than Econophone's circuits from New York to London, which are owned, all of its lines are leased.

    Econophone also purchases switched minutes from carriers on a per minute basis. Such purchases are made on an as-needed basis and do not involve significant minimum purchase requirements.

    As Econophone expands its customer base, it will require additional transmission capacity. Its actual infrastructure requirements will depend upon the capacity of the switches, nodes and points of presence installed by Econophone and the extent to which it utilizes compression technology to transmit calls. Based on current and anticipated availability of switching and compression equipment and owned and leased transmission capacity, Econophone believes that it will be able to meet its capacity requirements for the foreseeable future, although there can be no assurance that this will be the case.

    NETWORK MANAGEMENT

    Econophone's network is controlled from its New York and London switching centers and its College Station, Texas facility. Centralized network management enables Econophone to perform network monitoring and selected network maintenance from these centers, rather than on-site. Econophone devoted approximately $2.0 million to enhancing and developing its network management systems during 1997 and has budgeted $7.0 million in 1998 to further enhancing and developing its network management systems.

    ACCESS METHODS

    Econophone's services are accessed through a variety of methods, as described below, depending upon the particular service and the location from which the customer is calling.

    "1XXX" ACCESS. "1xxx" access, or prefix dialing, enables a long distance customer in the United Kingdom to access Econophone's network from the customer's home or office by dialing "1" and Econophone's three digit access code and then the number the customer is calling.

    "1+" ACCESS. In the United States, "1+" access enables a long distance customer to access Econophone's network from the customer's home or office by dialing "1" and then the number that the customer is calling. The customer does not need to dial a special access number or code. This access method is available where Econophone has a U.S. switch or point of presence and is expected to be available in Germany in the future.

    LOCAL DIAL-UP ACCESS. In cities in continental Europe where Econophone has installed a switch or node, customers can access Econophone's international long distance service by dialing a local telephone number. Local dial-up access reduces transmission costs for Econophone on these calls because it reduces the cost of accessing an Econophone switch. The reduction in transmission costs enables Econophone to increase its margins and/or reduce its prices on these calls, as well as to provide competitively-priced intra-European long distance service. See "--The Econophone Network."

    Econophone is in the process of seeking to enter into interconnection agreements in Belgium, France and Germany that would enable it to provide network access in those countries through abbreviated dialing (the equivalent of "1xxx" or "1+"). Econophone expects these interconnection agreements to be obtained by the end of 1998.

    INTERNATIONAL TOLL FREE ACCESS. This access method is used to access Econophone's card-based services outside of the United States and the United Kingdom. Econophone's calling card customers in its continental European network cities that use its calling card service for home- and office-based calls will over time be provided with a local access number to use, subject to applicable regulatory limitations, because local dial-up access allows Econophone to provide its services at a substantially lower rate than international toll free access. See "--Services--Calling Card Services."

    NATIONAL TOLL FREE ACCESS. Customers who access Econophone's services in this manner do so by dialing a national toll free number. This access method is available to U.S. and U.K. customers who use Econophone's calling card and prepaid card services.

    DEDICATED ACCESS. Carrier customers and high volume end-users in the United States are connected to Econophone's switch by dedicated leased line. During 1997, Econophone introduced dedicated access service in the United Kingdom. In continental Europe, Econophone intends to introduce dedicated access during 1998. The advantages of dedicated access are simplified dialing, faster call set-up times and potentially lower access costs (assuming a sufficient volume of calls is transmitted over the leased line to generate economies of scale).

    CALL ROUTING

    Calls are routed to their destination through one or more Econophone switches. If the call originates in an Econophone network city with a switch, the call generally will access the network using "1xxx," "1+" or local dial-up access. A call originating in a city with a node or point of presence generally will access the network in the same manner and then be routed to an Econophone switch over leased line. If the call originates in a city where Econophone does not have a switch, node or point of presence, the call generally accesses the network using toll free access, which is substantially less cost efficient for Econophone than "1xxx," "1+" or local dial-up access. From an Econophone switch, "least cost routing" techniques are used to determine whether the call should be transferred directly to the PSTN or routed to another Econophone switch and then transferred to the PSTN for termination.

SALES AND MARKETING

    Econophone's services are marketed primarily to residential customers and small- and medium-sized businesses, with a focus on customers with significant long distance calling needs. Econophone also sells transmission capacity to carriers in the United States and the United Kingdom. Econophone markets its services through various channels, each of which is tailored to the particular geographic market, customer group and product. Econophone believes that its multi-channel marketing strategy enhances its growth prospects and reduces the risks associated with dependence on a smaller number of distribution channels.

    In the United Kingdom, most of Econophone's sales are made through Telco Global Communications ("Telco"), its majority owned subsidiary that was established during the fourth quarter of 1996, although sales to carriers continue to be made directly by Econophone through its wholly-owned subsidiary, American Telemedia Limited ("ATL"). On January 29, 1998, Econophone received notice from Goldvalley, the minority partner in Telco, that pursuant to existing arrangements between Econophone and Goldvalley, Goldvalley has elected to exercise an option to cause Econophone to acquire Goldvalley's interest in Telco. The parties recently commenced negotiations with respect to the terms of such acquisition, including the form and amount of the consideration. There can be no assurance whether such acquisition ultimately will be consummated, and if consummated, on terms favorable to Econophone.

    Telco sells services primarily through independent sales representatives, most of whom have been retained by master agents. A substantial number of these sales representatives also sell products and services other than long distance telephone service of other companies. Telco also has retained internal sales representatives, which sell Econophone's services primarily to business users. Prior to April 1997, Econophone's services were marketed only in the London area. Since that time, Econophone has been able to provide services on a U.K.-wide basis and its services have been marketed by Telco and ATL in additional U.K. markets, consisting principally of Manchester and Leeds. Prior to the establishment of Telco, Econophone's services in the United Kingdom primarily were marketed under a joint venture between Econophone and Europhone International ("EI"), its former partner in its U.K. sales and marketing joint venture. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In continental Europe, Econophone has retained both internal sales representatives and independent sales representatives in Antwerp, Berlin, Brussels, Hamburg and Paris. In all five of these cities, Econophone is expanding its internal sales forces and recruiting additional independent sales representatives. In addition to the foregoing cities, Econophone also has independent sales representatives in Amsterdam and Zurich. Econophone's strategy to date in its continental European markets generally has been initially to concentrate on sales of prepaid card services since prepaid operations limit credit risk and do not require substantial amounts of start-up capital. Thereafter, after establishing its local sales and marketing infrastructure and gaining market acceptance, Econophone has introduced calling card and other services. Econophone also typically has initially concentrated on sales in ethnic communities and to expatriates since these market segments can be effectively targeted with limited resources, enabling Econophone to rapidly generate revenues and create brand awareness.

    During December 1997, Econophone, through Telco, implemented a sales and marketing strategy in Germany similar to that utilized in the United Kingdom, retaining master agents who then retain individual independent sales representatives. Telco's German sales force will concentrate on sales to residential customers. Econophone's internal sales force in Hamburg will continue to concentrate on prepaid card sales and sales to business customers.

    Econophone utilizes both internal sales representatives and independent sales representatives in the United States. In the United States, Econophone's services have been sold primarily in the New York metropolitan area. Recently, Econophone has begun to focus more of its marketing efforts on its other U.S. network cities.

    VoiceNet's calling card services are marketed primarily through in-flight magazines and through advertising materials placed in high traffic locations, such as restaurants. Econophone intends to cross-market many of its other services to VoiceNet's customer base and to use VoiceNet's marketing expertise to market its calling card services in Europe.

    In Canada, Econophone intends to market its services primarily through independent sales representatives. Initially, Econophone intends to market its services in Canada primarily to ethnic communities that generate substantial international calling volume.

    Econophone's internal sales forces concentrate primarily on sales to small-and medium-sized businesses and to other carriers, while independent sales representatives concentrate primarily on residential sales. Econophone believes that local internal sales forces substantially enhance market acceptance of the Econophone brand and improve the performance of its independent sales representatives. Econophone's internal sales forces make local advertising decisions and provide support for its independent sales representatives. Internal sales forces also enable Econophone to more effectively focus marketing efforts on target customer groups. In addition, Econophone believes that internal sales forces have a higher sales completion rate to business users than independent sales representatives due to the higher degree of technical knowledge required to close sales to business users.

    As Econophone expands into new network cities, it intends to establish internal sales forces and recruit independent sales representatives in those cities.

    The terms on which Econophone retains independent sales representatives are determined on a case-by-case basis and depend on a variety of factors, including the geographic market, the services being sold by the representative and the anticipated sales levels of the representative. Econophone's independent sales representatives are retained on a commission-only basis, with commissions generally ranging from 6% to 16% of sales. Relationships with independent sales representatives generally are terminable at will by either party. In certain cases, Econophone has engaged master sales representatives, who have then engaged sub-representatives. In other cases, Econophone has engaged individual independent sales representatives directly.

INFORMATION TECHNOLOGY

    Econophone believes that advanced, effective and flexible billing, public financial reporting and customer service information systems are vital for its operations and continued growth. Econophone engages in design and integration of billing, public financial reporting and customer service information systems at its College Station, Texas and Brooklyn, New York facilities, where it employs 26 systems engineers. Econophone's systems engineers have designed direct debit, multi-currency and multi-language billing, as well as other billing features. By developing systems internally, Econophone believes that it is able to reduce development costs, improve quality control and expedite systems development and integration. While Econophone believes that its current information systems are adequate, substantial investment will be required to maintain the adequacy of these systems as Econophone expands its operations. Econophone currently is in the process of upgrading its billing systems to a format that will provide for greater expandability and that will accommodate greater customer volumes.

COMPETITION

    The provision of telecommunications services is extremely competitive and will become increasingly so as the regulatory barriers to entry into telecommunications markets are increasingly reduced or eliminated. Competition for customers is primarily on the basis of price and, to a lesser extent, on the type and quality of services offered and customer service. The telecommunications industry has relatively insignificant economic and technological barriers to entry and numerous entities competing for the same customer. Econophone has experienced, and expects to continue to experience, declining revenue per billable minute in all of its markets in part as a result of increasing worldwide competition within the telecommunications industry. Econophone also experiences customer attrition, or "churn," as a result of the highly competitive nature of its markets and expects current levels of churn to continue or increase. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations."

    In Europe, Econophone's competitors include (i) PTOs, (ii) alliances such as AT&T's alliance with Unisource (itself a joint venture among Telecom Netherlands, Telia AB and Swiss Telecom PTT), known as "AT&T Unisource," and the corresponding alliance with WorldPartners, Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One," (iii) companies offering resold international telecommunications services, such as Esprit Telecom, Viatel and RSL Communications, and (iv) other companies with business plans similar in varying degrees to Econophone's, including emerging public telephone operators who are constructing their own networks. Econophone believes that its non-U.S. markets will experience increased competition and begin to resemble the competitive landscape in the United States. In addition, Econophone anticipates that numerous new competitors will enter the European telecommunications market.

    In the United States, Econophone's competitors include AT&T, MCI, Sprint and numerous other carriers and providers, including calling card providers, for domestic and international long distance calls. Competition is strong for all of Econophone's services. Competition for U.S. calling card services is particularly intense. Larger service providers such as AT&T, MCI and Sprint have substantial brand recognition and market penetration for their calling cards, while a large number of smaller calling card providers compete fiercely based almost entirely on price.

REGULATION

    A summary discussion of the regulatory frameworks in certain geographic regions in which Econophone operates or has targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory posture of the various jurisdictions and is not intended as a comprehensive discussion of such regulations or regulatory posture.

    EUROPEAN UNION

    Over the last decade, the telecommunications market in the European Union ("EU") has been subject to gradual liberalization. Some EU member states (including the United Kingdom, Sweden and Finland) have opened up their markets on their own initiative and are already substantially liberalized. In other member states, liberalization has come about through the implementation of EU legislation and in most of these member states the liberalization process and the establishment of a liberalized regulatory framework are still in their initial stages. National governments must pass legislation within their countries to give effect to EC directives. Each EU member state in which Econophone currently conducts its business will continue to, in part, have a different regulatory regime. The requirements for Econophone to obtain necessary approvals vary considerably from country to country and are expected to continue to so vary.

    As a first step towards removing PTOs' monopolies in each member state and enabling competition both within each member state and between them, in 1990, the European Commission issued a Directive on Competition in the Markets for Telecommunications Services (the "Services Directive"). The effect of the Services Directive was to direct EU member states to permit the competitive provision of all services other than voice telephony, including value-added services and voice services within closed user groups.

    The Service Directive was amended by later directives concerned with liberalizing various sections of the telecommunications market. Finally, in March 1996, the Services Directive was amended by the adoption of the Full Competition Directive, which required all EU member states, with the exception of Greece, Ireland, Luxembourg, Portugal and Spain, to fully liberalize the supply of all telecommunications services and the provision of telecommunications infrastructure by January 1, 1998. Ireland and Portugal have obtained a derogation from compliance with the Services Directive, as amended by the Full Competition Directive, until January 1, 2000. Spain has been granted a derogation entitling it to delay compliance with the Services Directive, as amended, until November 30, 1998 and Luxembourg and Greece have been granted a derogation entitling them to delay compliance until June 30, 1998 and January 1, 2001, respectively.

    The Full Competition Directive abolished, as of January 1, 1998 (subject to permitted derogations by EU member states described above), all special or exclusive rights that restrict the provision of telecommunications services by companies established in the European Union without regard to the destination or origin of the communications involved. However, neither that directive nor the original Services Directive prevent EU member states from maintaining restrictions on companies which are not established in the European Union in order to ensure that EU companies are afforded comparable and effective treatment in third countries. Thus, the United Kingdom has in the past limited the provision of certain international services on routes to countries that do not have open markets comparable to the U.K.'s liberalized market. However, in 1994, the United Kingdom ruled that the United States (in addition to certain other countries) provided an equivalent open market and since that date has had no restrictions (subject to operators obtaining the necessary license) on services provided over leased lines between the United States and the United Kingdom. During 1996, the United Kingdom liberalized all international facilities-based services and international simple resale services between the United Kingdom and other countries, subject to operators meeting certain proportionate return conditions on routes that were not considered to be competitive. From January 1997, these remaining restrictions on international simple resale have been removed, although the United Kingdom has reserved the right to reimpose proportionate return conditions in the event that market distortions occur. However, the ability of EU member states to in the future enact restrictions on the provision of telecommunications services is limited due to the WTO Basic Telecommunications Service Agreement (the "WTO Agreement"), recently concluded by the World Trade Organization (the "WTO"), which will open the telecommunications market of the 70 signatory countries to foreign carriers on varying dates. See "--Regulation--World Trade Organization Initiatives."

    In addition to the abolition of special and exclusive rights, the Council of the European Communities has adopted regulatory measures in order to harmonize the rules applying in the liberalized EU telecommunications environment. In this respect, an Open Network Provision ("ONP") Framework Directive was adopted in 1990. Further more specific directives, which include the ONP Leased Lines Directive, the ONP Voice Telephony Directive, the ONP (Adaptation of the Framework and Leased Lines to a Competitive Environment) Directive and EC Directive 97/33/EC (the "Interconnection Directive"), as well as directives concerned with licensing and satellite PCS services have been adopted. In addition an amendment to the Interconnection Directive, which would provide for equal access and number portability has been proposed. Equal access would enable a customer to access Econophone's network over another operator's network, without dialing an access code, by notifying the network operator that it wishes all long distance calls to be carried by Econophone. The Office of Telecommunications ("Oftel"), the U.K. telecommunications regulatory authority, has already indicated that it will seek to defer the implementation of equal access in the United Kingdom. Number portability would enable customers to retain their existing telephone numbers when switching to alternative carriers and is already available (although not universally) in the United Kingdom. Additional directives, in addition to those described above, remain to be adopted by the Council of the European Communities, although their final content and timing of implementation cannot be predicted at this time.

    UNITED KINGDOM

    The telecommunications services provided by Econophone in the United Kingdom are subject to and affected by legislation and the terms of its licenses. Licenses are granted by the Secretary of State for Trade and Industry but enforced by Oftel under powers granted by the Telecommunications Act 1984. Since the break-up of the U.K. telecommunications duopoly consisting of British Telecom and Mercury in 1991, it has been the stated goal of Oftel to create a competitive marketplace from which detailed regulation could eventually be withdrawn.

    In 1991, a "multi-operator" policy was established to introduce increased competition in the market for telecommunication services and infrastructure. Under the multi-operator policy, the U.K. Department of Trade and Industry (the "DTI") will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the Telecommunications Act 1984. International simple resellers operate under registrable class licenses. Currently, most telecommunications systems with compatible equipment that are authorized to be run under an individual license granted under this Act are permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment). The statutory instrument implementing the Interconnection Directive extends this requirement to operators with "relevant connectable system status." Oftel has stated that the categories of companies that qualify for relevant connectable system status are those network operators that are making significant contributions to infrastructure competition by installing transmission capacity or international simple resale operators making significant contributions to competition in their respective international market. Econophone believes it qualifies as one of the latter.

    Since 1992, the U.K. government has permitted competition in the provision of "any to any" international services over leased lines where calls originate and terminate on the PSTN. Econophone, through its subsidiary ATL, held an International Simple Resale ("ISR") license in the United Kingdom, which entitled it to resell international message, telephone and private line services. All ISRs were revoked on December 31, 1997 and all holders were required to reapply to the Secretary of State for Trade and Industry to be registered under the new International Simple Voice Resale Class License (the "ISVR"), which authorizes the same activities as the old ISR. ATL, a subsidiary of Econophone, has registered itself under the ISVR. The ISVR license enables ATL to interconnect with, and lease capacity at wholesale rates from, British Telecom, Mercury and other public telecommunications operators.

    In the United Kingdom, there was until recently a duopoly on ownership of international facilities vested with British Telecom and Mercury. All other operators were required to buy leased capacity from British Telecom or Mercury, rather than installing their own facilities or acquiring IRUs on existing cable routes. This constraint was removed in December 1996 when the U.K. government began to issue IFLs. An IFL authorizes its holder to provide international telecommunication services over its own international infrastructure. There is no limit on the number of these licenses that may be issued. ATL was awarded an IFL during the second quarter of 1997.

    WORLD TRADE ORGANIZATION INITIATIVES

    The WTO recently concluded the WTO Agreement, which will open the telecommunications markets of the signatory countries to entry by foreign carriers on varying dates. The WTO Agreement became effective on February 5, 1998. Pursuant to the WTO Agreement, U.S. companies will have foreign market access for local, long distance and international services, either on a facilities basis or through resale of existing network capacity on a reasonable and non-discriminatory basis. The WTO Agreement affords no private right of action, however, so a company will have to pursue any complaint at the national government level. Although the WTO Agreement may open additional markets to Econophone or broaden the permissible services that Econophone can provide in certain markets, the WTO Agreement also may subject Econophone to greater competitive pressures in its markets, with the risk of losing customers to other carriers and reductions in Econophone's rates.

    BELGIUM

    Until January 1, 1998, the provision of "telephone services" was reserved for the Belgian PTO. "Telephone services" consist of real-time voice telephony involving switching in Belgium. Services that did not constitute "telephone services" could be provided by private service providers that are duly licensed. Prior to January 1, 1998, a subsidiary of Econophone was granted a license to provide certain non-reserved services. Pursuant to the license, the subsidiary may, among other things, provide international service utilizing international toll free access and local access, as well as card-based services. Pursuant to the terms of its license, the subsidiary can transmit both voice and data, and, thus, is able to offer voicemail, e-mail and facsimile service. Econophone currently has pending an application for a license to provide "telephone services" in Belgium.

    FRANCE

    Beginning on January 1, 1998, licensed private service providers were able to offer domestic and international long distance voice telephony services to the general public in France. These services are permitted to utilize local dial-up access and may involve switching in France or routing of calls over leased lines that are part of an authorized network to a second country for switching. Econophone has filed an application for a license to provide international and domestic long distance voice telephony services to the general public utilizing local dial-up access.

    GERMANY

    In Germany, Econophone's activities are governed by the Telecommunications Act of July 25, 1996 (the "German Telecommunications Act"). Under the German Telecommunications Act, the provision of "voice telephone service" requires a license. "Voice telephone service" is defined in the German Telecommunications Act, in part, as "the commercial provision for the public of the direct transport and switching of voice in real-time to and from the network termination points of the public switched network." The provision of telecommunications services that do not constitute "voice telephone services" does not require a license. Under current regulatory practice, the provision by Econophone of international long distance, calling card and prepaid card services in Germany do not constitute "voice telephone services," and therefore do not require a license, because Econophone does not switch the calls in Germany, although Econophone was required to file a notification of the commencement of services. The provision by Econophone of domestic long distance service in Germany under the presently planned technical setup would involve switching and would, therefore, require a license. Econophone currently has pending an application for a license to be able to provide such service.

    UNITED STATES

    Econophone's U.S. operations are subject to extensive federal and state regulation. Federal laws and Federal Communications Commission ("FCC") regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while particular state regulatory authorities have jurisdiction over telecommunications originating and terminating within the state.

    FEDERAL. The FCC currently regulates Econophone as a non-dominant carrier with respect to both its international and domestic long distance services. In the domestic, as distinguished from the international sector, the FCC abstains from closely regulating the services and charges of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on Econophone and to change its regulatory classification.

    FCC policy and rules authorize (without the need to obtain specific service authorizations) a non-dominant carrier to provide domestic interstate telecommunications services, and generally to resell international private leased lines connected to the PSTN in Canada, Sweden, the United Kingdom, New Zealand and Australia. In the international sector, specific FCC authorizations, which Econophone has acquired, are required for the resale of switched and private line services of U.S. facilities-based carriers, and to provide telecommunications services, both switched and private line, as a facilities-based carrier by acquiring circuits or various undersea cables or leasing satellite facilities. The FCC reserves the right to condition, modify or revoke such domestic and international authority for violations of the Telecommunications Act of 1934 (the "1934 Act") or the FCC's regulations, rules or policies promulgated thereunder.

    Econophone, as a non-dominant carrier, is required to file with the FCC domestic and international tariffs containing charges and related practices, regulations and classifications. The FCC presumes the tariffs of non-dominant carriers to be lawful. Therefore, the FCC does not carefully review such tariffs. The FCC could, however, investigate Econophone's tariffs, upon its own motion or upon complaint by a member of the public. As a result of any such investigation, the FCC could order Econophone to revise its tariffs, or the FCC could prescribe revised tariffs.

    Generally, authorizations held under Section 214 of the 1934 Act (such as those held by Econophone) for international services are limited to providing services or using facilities between the United States and countries specified in the authorizations. Econophone holds all necessary Section 214 authorizations for conducting its present business but may need additional authority in the future. Additionally, carriers may not lease private lines between the United States and an international point for the purpose of offering switched services unless the FCC has first determined that the foreign country affords resale opportunities to U.S. carriers equivalent to those available under United States law. The FCC has made such a determination with respect to Canada, Sweden, the United Kingdom, New Zealand and Australia, and Econophone is authorized to resell international private lines to these points interconnected to the PSTN for the provision of voice and data services.

    The FCC requires long distance carriers to pay access charges to payphone providers for calls made from payphones to toll free numbers administered by long distance carriers. The FCC had required the immediate payment of such access charges by long distance carriers with toll revenues of $100 million or more per annum. The FCC had also required, after October 7, 1997, all long distance carriers, irrespective of their annual toll revenues, to pay each payphone operator $0.35 for each access or toll free call made from the operator's payphones unless the payphone operator and the long distance carrier agree upon a different rate of compensation. The FCC payphone order was reversed by an appellate court and was remanded to the FCC by the court for further consideration. The FCC subsequently adopted a rate of $0.284, in lieu of the $0.35 rate, effective October 7, 1997 and made further clarifications of its initial order. This decision is also before an appellate court and some aspects of its implementation remain unclear. There can be no assurance that Econophone will be able to fully pass the cost of this charge, if applied to Econophone, on to its customers or that doing so will not result in a loss of customers.

    The FCC has issued an order designed to bring downward pressure on international telephone rates. This order directs the U.S. international facilities-based carriers to negotiate lower settlement rates paid to their correspondent foreign carriers for international telephone calls. A transition period is provided for these lower settlement rates of between one and five years depending upon the country involved. Any resulting savings to the U.S. facilities-based carriers might be passed along to their customers in the form of reduced rates for international calls.

    Beginning January 1, 1998, Econophone, as well as its U.S. competitors, became obligated to make FCC-mandated contributions to universal service funds. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provisions of telecommunications and certain other services to eligible schools, libraries and rural health care providers. The contributions are billed monthly and are assessed based on intrastate, interstate and international "end-user" gross telecommunications revenues. However, revenues from international calls that both originate and terminate in foreign points are excluded from assessment. The FCC approved the following contribution factors for carriers' first and second quarter 1998 contributions: (i) 3.19% and 3.14%, respectively, for the high cost and low income funds (interstate and international revenues); and (ii) 0.72% and 0.76%, respectively, for the schools, libraries and rural health care funds (intrastate, interstate and international revenues). Because the contribution factors are likely to vary quarterly, the annualized impact on Econophone cannot be estimated at this time.

    Additionally, effective January 1, 1998, Econophone is required to pay to LECs specified prescribed inter-exchange carrier charges ("PICCs") in order to compensate such LECs for their investment in the telephone lines Econophone uses to access its customers. The costs of these charges vary in amount depending upon the type of presubscribed lines that are serviced by Econophone and the individual LEC's revenue requirements. While Econophone currently intends to pass through the costs of both the PICC and its universal service fund contributions to its customers, there can be no assurance that Econophone will be able to fully pass on such costs or that doing so will not result in a loss of customers. In addition, the FCC orders implementing the universal service contribution obligation and the PICC are both subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the orders will be implemented or enforced or what effect the orders generally will have on competition within the telecommunications industry or specifically on the competitive position of Econophone.

    STATE. The intrastate long distance operations of Econophone are subject to various state laws and regulations. Most states require Econophone to apply for certification to provide intrastate telecommunications services, or to register or be found exempt from regulation, before commencing intrastate services. Most states also require Econophone to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings, incurrence by carriers of significant debt obligations and acquisitions of telecommunications operations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

    Econophone provides interstate and international long distance service in all or some portions of 50 states, for which Econophone has filed a tariff with the FCC. Econophone, Inc., a New York corporation, the predecessor to Econophone ("Econophone NY"), has received authority, pursuant to state regulation, certification, tariffs, notifications, or on an unregulated basis, to provide intrastate long distance service in 49 states. Econophone and Econophone NY are in the process of transferring such authorities from Econophone NY to Econophone, or notifying or obtaining the approval of the state regulatory authorities of the merger of Econophone NY into Econophone, where required. Econophone anticipates that it will obtain all required state regulatory approvals.

EMPLOYEES

    As of December 31, 1997, Econophone had 408 employees worldwide. Of this total, 248 were based in the United States and 160 were based in Europe. Econophone's U.S. employees are based principally in its offices in New York, New York and Brooklyn, New York and in College Station, Texas. In Europe, Econophone's employees are based principally in its offices in Antwerp, Brussels, Hamburg, Marseilles, London, Paris and Zurich.

    Econophone has never experienced a work stoppage and its employees are not represented by a labor union or a collective bargaining agreement. Econophone considers its employee relations to be good.

                                  RISK FACTORS
LIMITED OPERATING HISTORY
    Econophone commenced operations in 1989, and prior to 1994 engaged only in limited operations, and, therefore, has a limited operating history upon which potential investors may base an evaluation of its performance. Econophone's principal operations have been in the United Kingdom (principally in the London area), the United States (principally in the New York area) and Belgium (principally in the Antwerp area). Econophone began providing services in its other continental European and U.S. markets only in 1996 and 1997 and, to date, its business activities in most of such markets have been limited. In addition, the liberalization of the European regulatory environment is substantially changing the nature of European telecommunications markets. See "--Services," "--Competition" and "--Regulation."
    Econophone is in the process of significantly expanding its operations in its current markets and intends to enter into a number of markets where it currently does not have operations. In many of its existing and future markets, Econophone also plans to offer services that have been provided in the past to a large extent only by PTOs. Furthermore, in certain of such markets, Econophone also intends to utilize access and transmission methods with respect to which it has limited operating experience. Econophone's prospects must, therefore, be considered in light of the risks, expenses, problems and delays inherent in substantially expanding a business and in establishing a new business in additional markets in an evolving industry. Any of these factors could have a material adverse effect on Econophone's business, financial condition and results of operations. See "--Risk Factors--Implementation of Expansion Plans," "--Risk Factors--Competition," "--Risk Factors--Dependence on Third Party Sales Organizations," "--Risk Factors--Risks Associated with Rapidly Changing Industry; Significant Price Declines," "--Risk Factors-- Risks Associated with Rapid Growth," "--Risk Factors--Need for Local Connectivity," "--Risk Factors-- Dependence on Effective Information Systems," "--Risk Factors--Dependence Upon Key Personnel; Integration of Management," "--Risk Factors--Dependence on Equipment Supplier" and "--Services."

IMPLEMENTATION OF EXPANSION PLANS

    Econophone's successful implementation of its strategy will require the continued expansion and development of its network in Europe and the United States, as well as the continued expansion and development of related back-office capacity, including billing systems, and the hiring and retention of highly productive internal sales personnel and independent sales agents. Execution of Econophone's expansion plans is subject to a variety of risks, including, but not limited to, operating and technical problems, regulatory uncertainties and competition, and there can be no assurance that Econophone will be able to successfully implement such plans.

    As Econophone continues to expand its network, it will incur significant fixed costs, relating principally to switching equipment costs, IRUs and leased lines and network management costs. The installation and expansion of Econophone's network has entailed and will continue to entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in Econophone's operating results. Econophone presently uses its network primarily to originate, but not terminate, calls. Therefore, the economic benefits of Econophone's network are primarily limited to originating calls where Econophone has a switch, node or point of presence. There can be no assurance that Econophone will be able to continue to expand its network successfully or that Econophone will generate traffic volumes sufficient to enjoy significant economies of scale, which Econophone believes are critical to the overall success of its strategy. Failure by Econophone to implement its expansion plans would have a material adverse effect on Econophone's business, financial condition and results of operations.

HIGH LEVERAGE, FUTURE LOSSES, DEFICIENCY OF EARNINGS TO FIXED CHARGES AND
  NEGATIVE CASH FLOW

    At December 31, 1997, on a pro forma as adjusted basis after giving effect to the offering (the "1998 Offering") of $300 million in aggregate principal amount of 11% Senior Discount Notes due 2008 (the "1998 Notes") issued on February 18, 1998, Econophone would have had total consolidated indebtedness of approximately $333.7 million and a stockholders' deficit of approximately $33.7 million. Econophone anticipates that it will incur substantial additional indebtedness. Econophone had a net loss of $30.1 million for the year ended December 31, 1997. On an as adjusted basis, assuming that the 1998 Offering and the July 1, 1997 offering (the "1997 Unit Offering") of units (the "Units") consisting of $155.0 million of Senior Notes (the "1997 Notes") and warrants (the "Warrants") to purchase 1,265,885 shares of common stock ("Common Stock") had been consummated on January 1, 1997, Econophone would have had a net loss of $61.4 million for 1997. Econophone also had negative EBITDA of $18.8 million for the year ended December 31, 1997. Furthermore, Econophone's net cash used in operating activities was $12.2 million for the year ended December 31, 1997. Econophone expects to have operating losses and net losses for at least the next several years and negative EBITDA and negative cash flow from operations until at least 2000. There can be no assurance that Econophone will ever operate at profitable levels, have positive EBITDA or be able to service its indebtedness. See "Item 6. Selected Financial Data."

    The ability of Econophone to meet its debt service obligations will depend upon its future performance, which, in turn, is subject to Econophone's successful implementation of its strategy, as well as to financial, competitive, business, regulatory, technical and other factors, substantially all of which are beyond Econophone's control. There can be no assurance that Econophone will ever operate at profitable levels, have positive EBITDA or eliminate its deficiency of earnings to fixed charges. If Econophone is unable to generate cash flow from operations that, together with its restricted cash, is sufficient to meet its debt service requirements, it may be required to refinance all or a portion of its indebtedness. There can be no assurance that any such refinancing would be possible on terms that would be acceptable to Econophone, if at all. If such refinancing were not possible or if additional financing were not available, Econophone could be forced to default on its obligations with respect to the 1997 Notes and the 1998 Notes.

    The Indentures pertaining to the 1997 Notes and the 1998 Notes contain certain restrictive covenants. Such restrictions will affect, and in many respects will significantly limit, among other things, the ability of Econophone to incur indebtedness, make prepayments of subordinated indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of restricted subsidiaries, create liens, sell assets and engage in mergers and consolidations. The terms of Econophone's Series A Preferred Stock (the "Series A Preferred Stock") and the Second Amended and Restated Equipment Loan and Security Agreement (as amended, the "NTFC Facility") between Econophone and NTFC Capital Corporation ("NTFC") also place restrictions on the ability of Econophone to incur indebtedness and to engage in certain other transactions. These restrictions, in combination with Econophone's high leverage, could limit the ability of Econophone to effect financings or other corporate activities. Furthermore, the high level of Econophone's indebtedness could restrict its flexibility in responding to changing business and economic conditions and its ability to take advantage of business opportunities.

    The level of Econophone's indebtedness could have important consequences for holders of its securities, including the following: (i) the debt service requirements of other indebtedness could make it more difficult for Econophone to make payments on the 1997 Notes and the 1998 Notes; (ii) the ability of Econophone to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (iii) a substantial portion of Econophone's future cash flow from operations, if any, may be dedicated to the payment of principal and interest on its indebtedness and other obligations and might not be available for Econophone's business; (iv) Econophone's level of indebtedness could limit its flexibility in planning for, or reacting to changes in, its business; (v) Econophone will be more highly leveraged than certain of its competitors, which may place it at a competitive disadvantage; and (vi) Econophone's high degree of indebtedness could make it more vulnerable in the event of a downturn in its business. See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

    The provision of telecommunications services is extremely competitive and will become increasingly so due to the reduction or elimination of regulatory barriers to entry into telecommunications markets. Econophone believes that its non-U.S. markets will experience increased competition and will begin to resemble the competitive landscape in the United States, in part as a result of regulatory initiatives. It appears that continental European telecommunications markets will experience price competition more rapidly and more extensively than was experienced when deregulation occured in the United States and the United Kingdom. Econophone's success will depend upon its ability to compete with a variety of other telecommunications providers in each of its markets.

    Competition for customers is primarily on the basis of price and, to a lesser extent, on the type and quality of services offered and customer service. Econophone has no control over the prices set by its competitors. Econophone has a large number of competitors which may use their substantial financial resources to cause severe price competition in the markets in which Econophone operates, which would require Econophone to reduce its prices in order to remain competitive. For example, Sprint has implemented a program offering $.10 per minute rates on certain calls to the United Kingdom and free U.S. domestic long distance calls on Friday and MCI has priced certain domestic off-peak calls at $.05 per minute. In the United Kingdom, Oftel, the U.K. telecommunications regulatory authority, is expected to require British Telecom to reduce its retail prices by continuing to impose a price cap on its residential retail prices, although, since October 1997, it has allowed British Telecom far more freedom in respect of its pricing of its retail business services. In continental Europe, France Telecom and Deutsche Telekom have recently taken steps to substantially reduce prices in an effort to protect their market share and deter competitors, such as Econophone. France Telecom has obtained approval to reduce retail prices on domestic and international long distance services by an average of 9% during each of 1997 and 1998 and 4.5% during each of 1999 and 2000. Deutsche Telekom will reduce retail prices on domestic and international long distance service by up to 40% beginning March 1, 1998. Neither France Telecom nor Deutsche Telekom have reduced wholesale prices to the same extent as retail prices. Price reductions by France Telecom and Deutsche Telekom may over time create substantial pressure on Econophone's gross margins in those countries. In the United States, the FCC also has adopted rules which are designed to bring downward pressure on international telephone rates. The FCC is requiring U.S. international facilities-based carriers to negotiate lower settlement rates with correspondent foreign carriers that deliver calls in foreign jurisdictions. The FCC expects such lower settlement rates to become effective on a transitional basis, commencing January 1, 1999 for major countries, with lower settlement rates in effect for substantially all countries by January 1, 2003. Any resulting savings to the U.S. facilities-based carriers might be passed along to their customers in the form of reduced rates for international calls. Corresponding price reductions by Econophone could reduce Econophone's revenue and margins, which could have a material adverse effect on Econophone's business, financial condition and results of operations. Econophone has experienced, and expects to continue to experience, declining revenue per billable minute in all of its markets, including France and Germany, in part as a result of increasing worldwide competition within the telecommunications industry. Econophone also experiences customer attrition, or "churn," as a result of the highly competitive nature of its markets and expects current levels of churn to continue or increase. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

    Competition is strong for all of Econophone's services. Competition for U.S. calling card services is particularly intense. Larger service providers such as AT&T, MCI and Sprint have substantial brand recognition and market penetration for their calling cards, while a large number of smaller calling card providers compete fiercely based almost entirely on price. In addition, the Regional Bell Operating Companies ("RBOCs") are eligible, subject to FCC approval, to offer domestic long distance and international telecommunications services in their "in region" service areas, as well as outside of their service areas, and have applied for FCC approval for "in region" market entry. To date, the FCC has denied each of those applications. However, the FCC has been meeting with the RBOCs to explain FCC requirements. This may lead to one or more successful RBOC "in region" applications in the future. Recently, a lower court decision that is currently being appealed invalidated the FCC's statutory authority for prior approval of market entry by several RBOCs into certain "in region" long distance markets.

    Because all of Econophone's current and intended European markets (other than the United Kingdom) have only recently liberalized or still are in the process of liberalizing the provision of telephone services, customers in most of these markets are not accustomed to obtaining services from competitors to PTOs and may be reluctant to use new providers, such as Econophone. In particular, Econophone's target European customers, small- and medium-sized businesses and residential users with significant international calling needs, may be reluctant to entrust their telecommunications needs to new operators that are believed to be unproven. In addition, in continental Europe, certain of Econophone's competitors (including the PTOs) provide potential customers with a broader range of services than Econophone currently offers or can offer due to regulatory restrictions. PTOs also generally have certain competitive advantages over Econophone and other providers due to their control of local connectivity, their extensive ownership of facilities, their ability to delay or prevent equal access to lines and the reluctance of some regulators to adopt policies and grant regulatory approvals that will result in increased competition for the local PTO. For example, Deutsche Telekom recently proposed, subject to regulatory approval, a fee of approximately 50 Deutsche Marks ("DM") for any customer changing long distance service providers. In addition, in France, only seven carriers will be able to provide long distance service using a single digit prefix. Econophone does not expect to be one of these carriers. If the PTO in any jurisdiction uses its competitive advantages to their fullest extent, Econophone's operations in such jurisdiction would be adversely affected. Further, if European PTOs persist in substantial retail price reductions, it would have a material adverse effect on Econophone's ability to generate positive gross margins in Europe, which will have a material adverse effect on Econophone's business, financial condition and results of operations.

    In addition, there are pending major consolidations in the telecommunications industry which could result in even more powerful competitors to Econophone in its major markets. For example, the creation of a new company with the international facilities of the AT&T Unisource partners could result in downward pressure on prices without a corresponding reduction in transmission costs. In addition, the recent merger between Bell Atlantic and NYNEX, the pending acquisition of MCI by WorldCom, Inc. and the proposed acquisition of Teleport Communications by AT&T may result in increased price competition for retail services, but reduced competition for wholesale services used by Econophone.

    Econophone also may experience competition in one or more of its markets from competitors utilizing new or alternative technologies and/or transmission methods, including cable television companies, wireless telephone companies, satellite owners and resellers, electric and other utilities, railways, microwave carriers and large end users that have private networks. In addition, existing telecommunications companies, including AT&T, are implementing plans to offer voice telecommunications services over the Internet at substantially reduced prices.

    Many of Econophone's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than Econophone, control transmission lines and have long-standing relationships with Econophone's target customers. If any of Econophone's competitors were to devote additional resources to the provision of international and/or domestic long distance voice telecommunication services to Econophone's target customer base, there could be a material adverse effect on Econophone's business, financial condition and results of operations. Many of Econophone's larger competitors have lower incremental transmission costs than Econophone due to, among other things, greater use of owned transmission capacity, more favorable interconnection rates and volume discounts on transmission. Furthermore, in certain European countries (including in France and Belgium), telecommunications companies that make substantial investments in network infrastructure will receive a substantial discount on interconnection rates. Econophone does not expect to qualify for such a discount. In addition, certain of Econophone's competitors offer customers an integrated full service telecommunications package consisting of local and long distance voice, data and Internet transmission. Econophone does not offer all of these types of service, and presently does not intend to do so, which could have a material adverse effect on Econophone's competitiveness.

    Each of the markets in which Econophone offers or intends to offer its services will present unique competitive factors. There can be no assurance that Econophone will be able to effectively compete in any given market and the success of Econophone's strategy in any one market is not necessarily indicative of its ability to succeed in any other market. See "--Competition."

DEPENDENCE ON THIRD PARTY SALES ORGANIZATIONS

    Econophone historically has sold substantially all, and intends to continue selling a substantial percentage of, its services through indirect channels of distribution, consisting of independent sales agents and resellers. For the year ended December 31, 1997, 52% of Econophone's revenues were attributable to independent sales agents and 20% were attributable to resellers. Although Econophone believes that it offers its independent sales agents and resellers sufficient incentives to market and sell its services, Econophone does not have direct control over such persons and there can be no assurance that they will perform in a satisfactory manner. Econophone has, in the past, experienced disputes with certain of its independent sales agents. In connection with its change in distribution strategy, in the United Kingdom, in late 1996, Econophone entered into a settlement agreement with EI, its former partner in its U.K. sales and marketing joint venture. Pursuant to the terms of the settlement, among other things, EI retained all of the rights in the customer list of the joint venture, which included approximately 21,700 names, and Econophone agreed not to solicit sales from such customers, subject to certain exceptions. For 1996,

Econophone's joint venture with EI and sales of carrier services to EI contributed 32% of Econophone's consolidated revenues and 92% of its U.K. originated revenues. See "--Risk Factors--Dependence on Carrier Customers," "--Sales and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Econophone believes that its relationships with its current independent sales agents and resellers are good. However, there can be no assurance that Econophone will not in the future experience material disputes with any such person or that Econophone and/or any such person will not decide to terminate their business relationship. In addition, regulations pertaining to commercial agents introduced by the European Union have given sales agents far greater protection than before, resulting in the potential for increased termination payments in the event of a dispute. Such disputes or terminations could adversely affect the number of customers obtained and/or retained by Econophone, which could have a material adverse effect on Econophone's business, financial condition and results of operations.

DEPENDENCE ON CARRIER CUSTOMERS

    Revenues derived from carrier customers accounted for 20% of Econophone's revenues during 1997. Such revenues are produced by a limited number of carrier customers. Accordingly, the loss of revenue from one or more carrier customers could have a material adverse effect upon Econophone's business, financial condition and results of operations.

    From June through November 1996, following the changing of its U.K. distribution strategy, Econophone provided carrier services to EI. This relationship was terminated as a result of disputes between Econophone and EI following payment delinquencies by EI. In connection with the termination, Econophone extended the payment period for receivables from EI and agreed not to solicit sales from former customers of Econophone's joint venture with EI, subject to certain exceptions. EI accounted for 12% of Econophone's revenues during the time it was a carrier customer and such carrier sales and revenues attributable to the U.K. sales and marketing joint venture between EI and Econophone accounted for 92% of U.K. and 32% of consolidated revenues for 1996. In the United States, Econophone's five largest carrier customers accounted in the aggregate for 13% of U.S. revenues and 8% of consolidated revenues in 1997. See "--Risk Factors--Dependence on Third Party Sales Organizations," "--Sales and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Carrier customers are extremely price sensitive, generate very low margin business and frequently choose to move their business based solely on small price changes. In addition, smaller carrier customers generally are perceived in the telecommunications industry as presenting a higher risk of payment delinquency or non-payment than other customers. While Econophone believes that its credit criteria enables it to reduce its exposure to the higher payment risks generally associated with carrier customers, no assurance can be given that such criteria will afford adequate protection against such risks.

RISKS ASSOCIATED WITH RAPIDLY CHANGING INDUSTRY; SIGNIFICANT PRICE DECLINES

    The international telecommunications industry is changing rapidly due to, among other things, regulatory liberalization, privatization of PTOs, the expansion of telecommunications infrastructure and the globalization of the world's economies. The telecommunications industry also is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increased satellite and fiber optic cable transmission capacity for services similar to those provided by Econophone, including utilization of the Internet for voice and data communications. See "--Risk Factors-- Competition."

    There can be no assurance that one or more of the foregoing factors will not vary unpredictably, which could have a material adverse effect on Econophone's business, financial condition and results of operations. There also can be no assurance, even if such factors turn out as anticipated by Econophone, that Econophone will be able to implement its strategy or that its strategy will be successful in the rapidly evolving telecommunications market. In addition, there can be no assurance that Econophone will be able to compete effectively or adjust its contemplated plan of development to meet changing market conditions. Furthermore, Econophone is unable to predict which of the many possible future service offerings will be important to establish and maintain a competitive position or what expenditures will be required to develop and provide such services. Econophone's profitability will depend, in part, on its ability to anticipate and adapt to rapid technological changes occurring in the telecommunications industry and on its ability to offer, on a timely basis, services that satisfy evolving industry standards. The failure by Econophone to respond to new technologies on a timely basis, penetrate new markets in a timely manner in response to changing market conditions or customer requirements or achieve a significant degree of market acceptance of new or enhanced services could have a material adverse effect on Econophone's business, financial condition and results of operations.

    Prices for international long distance calls historically have been determined by international settlement rates. Because these rates historically have been negotiated between national telephone monopolies, they have been artificially high and have allowed carriers to enjoy artificially high gross margins on international calls. However, many observers believe that, given the negligible marginal cost to a facilities-based carrier of carrying an international call and given the emergence of competition in many countries, the international settlement rate system is in the process of collapsing. In addition, the Interconnection Directive, which became effective January 1, 1998, requires EU operators with significant market power to have charges for call termination for cross border traffic that are cost-based and non-discriminatory, which will have an effect on settlement rates with countries and territories outside the EU and may also contribute to the collapse of the accounting rate system. For the foregoing reasons, price reductions have begun to be reflected in international rates, particularly the rates charged for calls between countries where competition exists. For example, Sprint has reduced its rates on certain calls between the United States and the United Kingdom to $.10 per minute. This represents a steep decline from rates charged for such calls as recently as several years ago and Econophone expects rates on international calls, particularly between the United States and the United Kingdom, to continue to decline significantly. Furthermore, the FCC has adopted rules designed to bring downward pressure on international telephone rates that would require U.S. international facilities-based carriers to pay lower settlement rates to their correspondent foreign carriers. Industry observers predict that telephone charges will be less affected by the distance a call is carried, particularly with the possible increased use of voice services over the Internet. As a consequence, Econophone would experience a substantial reduction in its gross margins on international calls, which, absent a substantial increase in billable minutes of traffic carried or charges for additional services, would have a material adverse effect on Econophone's business, financial condition and results of operations. In addition, France Telecom and Deutsche Telekom have recently taken steps to substantially reduce retail prices, in excess of reductions in wholesale prices, in an effort to protect their market share and deter competitors, such as Econophone. See "--Risk Factors--Competition."

RISKS ASSOCIATED WITH RAPID GROWTH

    Econophone has experienced rapid growth. Econophone's revenues were $3.5 million for 1993, increasing to $83.0 million for 1997.

    Econophone's strategy contemplates continued growth primarily through further expansion of its existing operations and the establishment of new operations. Econophone's ability to manage its anticipated future growth will depend on its ability to evaluate new markets, secure, retain and motivate independent sales agents and its internal sales forces, monitor operations, control costs, maintain effective quality controls, provide customer service, obtain satisfactory and cost-effective lease rights from, and interconnection with, competitors that own transmission lines (in many cases, intra-national transmission lines may be available only from the PTO), and significantly expand its internal management, technical, accounting and customer billing systems. Econophone's rapid growth has placed, and its planned future growth will continue to place, a significant and increasing strain on its financial, management and operational resources. There can be no assurance that Econophone's financial, management and operational systems and infrastructure will be adequate to maintain and effectively monitor future growth or that Econophone will be able to successfully attract, train and manage additional employees and/or independent sales agents. The failure to continue to upgrade Econophone's financial, management and operational control systems and infrastructure or the occurrence of unexpected expansion difficulties could have a material adverse effect on Econophone's business, financial condition and results of operations. See "--Risk Factors--Dependence on Effective Information Systems" and "--Risk Factors--Dependence on Key Personnel; Integration of Management."

RISKS ASSOCIATED WITH IMPOSITION OF VAT

    Value added tax ("VAT") is a tax charged on goods and services that is designed to be borne by the ultimate end user of the goods or services. The rate of VAT varies among EU member states but typically is between 15% and 21% of the cost of the goods or services. Prior to January 1, 1997, pursuant to the Sixth VAT Directive adopted in 1977 (the "VAT Directive"), providers of telecommunications services in the EU were liable for VAT in the EU member state where the provider of the services was "established" or where the provider had a "fixed establishment" from where the services were provided. The provider charged VAT to its customers at the rate prevailing in the provider's state of establishment. Under VAT rules, most businesses are permitted to offset the VAT charged to them with the VAT that they charge to their customers. Residential customers and certain categories of businesses cannot offset VAT and, therefore, bear the cost of the tax. With respect to the provision of services by Econophone to EU customers, other than in the United Kingdom, where it had a fixed establishment, Econophone until recently had a competitive price advantage over its competitors, including the PTOs. Because services to these customers were provided by a company based in the United States, Econophone was not required to charge VAT to them.

    In March 1997, the Council of the European Union issued derogations to the VAT Directive (the "VAT Derogation") that, as of January 1, 1997, permitted individual EU member states to amend their laws so as to treat telecommunications services as being provided where the customer is located rather than where the telecommunications provider is established. In the case of sales by a telecommunications provider to residential customers, the VAT Derogation permits EU member states to require all providers to collect and remit VAT. With effect from between January 1, 1997 and July 1, 1997, EU member states adopted rules that subject all telecommunications services provided to residential customers in such states to VAT.

    There can be no assurance that, in order to remain competitive, Econophone will not need to reduce prices in the future in one or more EU markets in order to offset VAT that it is now required to charge. Any such reduction could have a material adverse effect on Econophone's business, financial condition and results of operations.

DEVALUATION AND CURRENCY RISKS

    A substantial portion of Econophone's revenues and expenses are denominated in non-U.S. currencies, consisting principally of the British pound, Belgian franc and French franc. Furthermore, Econophone's business strategy contemplates that, although an increasing portion of its revenues and expenses will be denominated in non-U.S. currencies, a disproportionate portion of Econophone's expenses, including interest and principal on all or virtually all of its indebtedness, will be denominated in dollars. Econophone from time to time uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. In addition, as part of its efforts to mitigate the exposure to changes in foreign exchange rates, to the extent practicable, Econophone varies the portion of its transmission purchased in U.S. dollars and other currencies. Because of the number of currencies involved, Econophone's constantly changing currency exposure and the fact that all foreign currencies do not fluctuate in the same manner against the dollar, Econophone cannot quantify the effect of exchange rate fluctuations on its future financial condition or results of operations. Since the first quarter of 1997, the U.S. dollar has appreciated relative to the principal European currencies in which Econophone bills its European customers. A sustained increase in the value of the U.S. dollar relative to such currencies would reduce Econophone's gross margins on European calls. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

REGULATORY RESTRICTIONS

    National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which Econophone currently operates and intends to operate. The interpretation and enforcement of such laws and regulations varies and could limit Econophone's ability to provide certain telecommunications services in certain markets. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Econophone, that domestic or international regulators or third parties will not raise material issues with regard to Econophone's compliance or noncompliance with applicable laws and regulations or that other regulatory activities will not have a material adverse effect on Econophone's business, financial condition and results of operations. See "--Regulation."

    A substantial portion of Econophone's strategy is based upon the regulatory liberalization of certain EU markets that occurred on January 1, 1998. In anticipation of such liberalization, Econophone established operations and made capital expenditures in certain EU countries and intends to continue to do so. Although liberalization is a legal obligation required by EC directives, a substantial portion of the more detailed EU regulatory framework to apply in the new liberalized environment is not yet in place. In addition, certain EU member states have been granted a derogation from liberalizing their telecommunication markets. Ireland and Portugal have been granted a derogation until January 1, 2000. Spain has been granted a derogation entitling it to delay liberalization until November 30, 1998. Luxembourg and Greece have been granted a derogation entitling them to delay full liberalization until July 1, 1998 and January 1, 2001, respectively. There can be no assurance that each EU member state will proceed with the expected liberalization on schedule or to the extent required (although failure to do so would be a breach of EU law) or that the trend towards liberalization will not be stopped or reversed. Accordingly, Econophone faces the risk that it will establish operations and make capital expenditures in a given country in anticipation of regulatory liberalization which either does not subsequently occur or is delayed.

    The national governments of EU member states must pass legislation to liberalize the markets within their countries to give effect to EC directives. This applies not only to the liberalization requirements set out in EC directives that already have been adopted, but will also apply to requirements to be contained in those directives which still remain to be adopted by the Council of the European Communities. Econophone's provision of services in Europe may be materially adversely affected if any EU member state imposes greater restrictions on non-EU international services than on international services within the EU, although EU members have signed the WTO Agreement which allows access to their markets by other signatories. In addition, some EU member states have inconsistently and, in some instances, unclearly implemented EC telecommunications directives, which could limit, constrain or otherwise adversely affect Econophone's ability to provide certain services. Furthermore, national governments may not necessarily pass legislation enacting an EC directive in the form required, if at all, or may pass such regulations only after a significant delay. In November 1997, the European Commission commenced proceedings against seven EU member states, including Belgium, for failure to implement certain EU telecommunications directives fully. Even if a national government enacts appropriate regulations within the time frame established by the European Union, there may be significant resistance to the implementation of such legislation from PTOs, regulators, trade unions and other sources. For example, in France, the telecommunications union has stated its objection to the current move towards liberalization. In Germany, competitors of Deutsche Telekom have had to resort to court proceedings to attempt to obtain unbundled access to the local loop and the interconnection prices set by the relevant ministry have been challenged. These and other potential obstacles to liberalization could have a material adverse effect on Econophone's operations by preventing Econophone from expanding its operations as currently intended, as well as a material adverse effect on Econophone's business, financial condition and results of operations.

    In the United States, Econophone's authority to engage in the resale of international private lines to provide international telephone service is pursuant to an authorization (the "Section 214 Private Line Authorization") granted under Section 214 of the 1934 Act. Certain rules of the FCC prohibit Econophone from (i) transmitting calls routed over leased lines between New York and London onward over a leased line to continental Europe (other than to a country which the FCC deems to be "equivalent," which currently is only Sweden) or (ii) transmitting calls from continental European countries (other than those deemed to be equivalent) over leased lines to London and then onward over a leased line between London and New York. FCC restrictions thus may materially limit the optimal and most profitable use of Econophone's leased lines between New York and London and result in increased transmission costs on certain calls, which Econophone may not be able to pass on to its customers.

    In the United States, the FCC and relevant state public service commissions ("PSCs") have the authority to regulate interstate and intrastate telephone rates, respectively, ownership of transmission facilities and the terms and conditions under which certain of Econophone's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on Econophone and its ability to compete. The recent trend in both Federal and state regulation of telecommunications service providers has been in the direction of reduced regulation. In general, neither the FCC nor the relevant state PSCs currently regulate Econophone's domestic long distance rates or profit levels, although either or both may do so in the future. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on Econophone's business, financial condition and results of operations. See "-- Regulation."

    In order to provide their services, inter-exchange carriers, including Econophone, must generally purchase "access" from LECs to originate calls from and terminate calls in the local exchange telephone networks. In the United States, access charges generally are regulated by the FCC and the relevant state PSCs. Under the terms of the AT&T Divestiture Decree, a court order entered in 1982 (the "AT&T Divestiture Decree"), the RBOCs were required to price the "local transport" portion of such access charges on an "equal price per unit of traffic" basis. The FCC has adopted, subject to reconsideration, a change in the access charge structure, which reduces per minute access charges, but applies additional per line charges for business users. This change in access charge structure may disproportionately disadvantage smaller carriers such as Econophone. Under alternative access charge rate structures proposed to the FCC, LECs would be permitted to allow volume discounts in the pricing of access charges. If these rate structures are adopted, access charges for AT&T and other large inter-exchange carriers would decrease and access charges for small inter-exchange carriers would increase. While the outcome of these proceedings is uncertain, should the FCC adopt permanent access charge rules along the lines of the proposed structures, Econophone would be at a cost disadvantage with regard to access charges in comparison to AT&T and other large inter-exchange carrier competitors.

    Beginning January 1, 1998, Econophone, as well as its U.S. competitors, became obligated to make FCC-mandated contributions to universal service funds. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provision of telecommunications and certain other services to eligible schools, libraries and rural health care providers. The contributions are billed monthly and are assessed based on intrastate, interstate and international

"end-user" gross telecommunications revenues. However, revenues from international calls that both originate and terminate in foreign points are excluded from assessment. The FCC approved the following contribution factors for carriers' first and second quarter 1998 contributions: (i) 3.19% and 3.14%, respectively, for the high cost and low income funds (interstate and international revenues); and (ii) 0.72% and 0.76%, respectively, for the schools, libraries and rural health care funds (intrastate, interstate and international revenues). Econophone currently is evaluating which categories of its revenues are subject to assessment and, as a result, has not filed a universal service fund worksheet. Because the contribution factors are likely to vary quarterly, the annualized impact on Econophone cannot be estimated at this time.

    Additionally, effective January 1, 1998, Econophone is required to pay to LECs specified PICCs in order to compensate such LECs for their investment in the telephone lines Econophone uses to access its customers. The costs of these charges vary in amount depending upon the type of presubscribed lines that are serviced by Econophone and the individual LEC's revenue requirements. While Econophone currently intends to pass through the costs of both the PICC and its universal service fund contributions to its customers, there can be no assurance that Econophone will be able to fully pass on such costs or that doing so will not result in a loss of customers. In addition, the FCC orders implementing the universal service contribution obligation and the PICC are both subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the orders will be implemented or enforced or what effect the orders generally will have on competition within the telecommunications industry or specifically on the competitive position of Econophone.

    The FCC requires long distance carriers to pay access charges to payphone providers for calls made from payphones to toll free numbers administered by long distance carriers. The FCC had required the immediate payment of such access charges by long distance carriers with toll revenues of $100 million or more per annum. The FCC had also required, after October 7, 1997, all long distance carriers, irrespective of their annual toll revenues, to pay to each payphone operator $0.35 for each access or toll free call made from the operator's payphones unless the payphone operator and the long distance carrier agree upon a different rate of compensation. The FCC payphone order was reversed by an appellate court and remanded to the FCC by the court for further consideration. The FCC subsequently adopted a rate of $0.284 per call in lieu of the $0.35 rate, effective October 7, 1997, and issued further clarifications of its initial order. This decision is also before an appellate court and some aspects of its implementation remain unclear. Econophone's card-based services in the United States are accessed by customers through a toll free number, often from payphones. Econophone has marketed its services at a discount to prices charged by larger carriers which recently have begun charging this $0.284 access charge. Econophone recently began charging the $0.284 access charge. There can be no assurance that, over time, Econophone will be able to fully pass the cost of this charge on to its customers or that doing so will not result in a loss of customers. Furthermore, larger carriers are likely to be able to negotiate lower payphone access charges than Econophone, which could result in such carriers offering lower pricing on card-based services in the United States accessed from payphones than that offered by Econophone.

    If Econophone is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated access or transmission methods due to its inability to receive or retain formal or informal approvals for such services or access or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, Econophone's business, financial condition and results of operations would be materially and adversely affected. See "--Regulation."

NEED FOR LOCAL CONNECTIVITY

    To originate and terminate calls, Econophone requires "local connectivity," which is connection to the PSTN. Local connectivity can be obtained through third parties or through interconnection agreements negotiated directly with PTOs. Interconnection agreements may provide for more favorable carrier rates based on volume and other benefits such as the ability to offer customers abbreviated dialing. In Europe, although Econophone has been successful to date in obtaining local connectivity in each of its existing network cities, there can be no assurance that Econophone will be able to maintain local connectivity, obtain additional local connectivity in such cities to the extent necessary or desirable or obtain local connectivity in additional cities, in each case either on acceptable terms or at all. Furthermore, where local connectivity is obtained through third parties, there can be no assurance that Econophone will be able to enter into interconnection agreements with PTOs on acceptable terms.

    Econophone obtains its local connectivity in the United Kingdom from British Telecom, the PTO in the United Kingdom and a principal competitor of Econophone in the United Kingdom. In continental Europe, Econophone obtains its local connectivity from PTOs which are, and are expected to continue to be, among Econophone's primary competitors in continental Europe. In the United States, Econophone obtains local connectivity from LECs, which also are competitors of Econophone. Furthermore, in the United States, access and termination costs charged by LECs to long distance providers constitute a significant portion of the total cost of domestic long distance calls. There can be no assurance that any of the foregoing competitors will make local connectivity available to Econophone at commercially reasonable rates or on a timely basis.

    The availability and rates of local connectivity are, and will continue to be, determined on a country-by-country basis. The failure to obtain local connectivity on commercially acceptable terms could have a material adverse effect on Econophone's business, financial condition and results of operations.

DEPENDENCE ON LEASED LINES

    Econophone does not own most of the telecommunications transmission lines that it uses. The telephone calls made by Econophone's customers are and will continue to be connected, at least in part, through transmission lines that Econophone leases. Many of the lessors of such lines are competitors of Econophone. In many countries, the only provider of transmission facilities is the PTO. Accordingly, there may be only one source of intra-national transmission lines in these countries and Econophone may be required to lease transmission capacity at artificially high rates from a provider that occupies a monopoly or near monopoly position on the portion of a call transmitted in that provider's country. In several European countries, including France and Germany, this currently is the case. Such rates may be too high to allow Econophone to generate gross profit. In addition, PTOs will not necessarily be required by law to allow Econophone to lease transmission lines. Even where applicable law requires PTOs to lease transmission lines to other carriers, delays are nevertheless being encountered with respect to the commencement of operations and extensive delays are occurring with respect to the negotiation of leases and interconnection agreements. In addition, disputes are occurring with respect to pricing terms and billing.

    Econophone leases capacity for point-to-point circuits on a monthly or longer-term fixed cost basis. Econophone is vulnerable to changes in its lease arrangements, such as price increases and service cancellations. The negotiation of lease agreements involves estimates regarding future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of Econophone's existing and future customers. Econophone's profitability depends, in part, on its ability to obtain and utilize leased capacity on a cost-effective basis. Depending upon the rate, Econophone could suffer competitive disadvantages if it entered into leases with inappropriate durations or leases based on per-minute charges for high volume routes (or leases with fixed monthly rates for low volume routes), or if it failed to meet any minimum volume requirements thereunder. Econophone also is vulnerable to service interruptions and poor transmission quality from leased lines. The deterioration or termination of Econophone's relationships with one or more of its carrier vendors could have a material adverse effect upon Econophone's business, financial condition and results of operations.

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

    To complete its billing, Econophone must record and process large amounts of data quickly and accurately. Econophone's public financial reporting requirements also require it to process large amounts of information. While Econophone believes its management information systems currently are adequate, substantial investment will continue to be required to satisfy anticipated billing and public financial reporting needs. Econophone believes that the successful implementation and integration of enhanced and new information systems will be important to its continued growth and its ability to bill customers, monitor costs and other financial data and achieve operating efficiencies, but there can be no assurance that Econophone will not encounter delays or cost-overruns or suffer adverse consequences in implementing such systems. In addition, as Econophone's information systems suppliers revise and upgrade their hardware, software and equipment technology, there can be no assurance that Econophone will not encounter difficulties in integrating such new technology into its business or that the new systems will be appropriate for Econophone's business. If Econophone's information systems prove to be inadequate, it could have a material adverse effect on Econophone's business, financial condition and results of operations. See "--Information Technology."

DEPENDENCE ON KEY PERSONNEL; INTEGRATION OF MANAGEMENT

    The success of Econophone is dependent, in large part, upon its key management. The loss of services of any of the members of Econophone's senior management team, particularly Alfred West, the Chief Executive Officer and Chairman of the Board of Directors of Econophone and Alan L. Levy, the President and Chief Operating Officer and a Director of Econophone, could have a material adverse effect on Econophone and its ability to successfully implement its business plan (including, without limitation, the continued roll-out of its network infrastructure, its sales and marketing initiatives and the continued expansion of its back-office capabilities). Messrs. West and Levy are parties to employment agreements with Econophone, expiring on December 31, 1999 and July 31, 1999, respectively. Other than Messrs. West and Levy, Econophone has not entered into employment agreements with members of management, although it intends to do so with certain new senior employees. See "Item 11. Executive Compensation-- Executive Compensation--Employment Agreements and Arrangements." Econophone maintains "key man" life insurance policies on Mr. West that provide for payment of $10.0 million to Econophone in the event of the death or long-term disability of Mr. West.

    Pursuant to the NTFC Facility, Econophone may not cease to employ Mr. West (other than by reason of his death or disability) or suffer to exist any material competition by Mr. West with the business now or hereafter conducted by Econophone. Failure to comply with the foregoing requirement would constitute a default under the NTFC Facility, which, if not cured, could require the prepayment of all amounts outstanding thereunder.

    Econophone has significantly increased the size of its management team since the second half of 1997. Econophone's management team has limited experience in working together and any delays in the integration of new members of Econophone's management team could result in delays in the implementation of Econophone's strategy.

    Econophone's success also will depend on its ability to attract, retain and motivate additional qualified management, marketing, technical and sales executives and other personnel who are in high demand and are often subject to competing employment opportunities, including qualified independent sales agents. In addition, the labor market for software engineers has been extremely competitive recently and Econophone may lose key employees or be forced to increase their compensation as a result. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on Econophone's business, financial condition and results of operations. There can be no assurance that Econophone will be successful in attracting, retaining and motivating such personnel. Although members of management participate in Econophone's incentive plan, other than Mr. Levy, their options do not provide the right to acquire a significant portion of the equity of Econophone. See "Item 11. Executive Compensation--Executive Compensation--1996 Flexible Incentive Plan."

INTEGRATION OF VOICENET AND OTHER ACQUISITIONS

    Although Econophone and VoiceNet have had an extensive business relationship since VoiceNet's inception, VoiceNet, which was acquired on February 12, 1998, will need to be integrated with Econophone's existing operations. In particular, Econophone must maintain and develop the numerous distributor relationships that have been critical to VoiceNet's operations to date. The integration of VoiceNet also will entail, among other things, the integration of management and other personnel and of accounting and other record-keeping systems. Econophone has had limited experience with the integration of acquired businesses and there can be no assurance that it will be able to successfully integrate VoiceNet's operations. Other acquisitions, if any, would pose even greater integration challenges.

DEPENDENCE ON EQUIPMENT SUPPLIER

    Econophone purchases a significant portion of its switching equipment from Northern Telecom. There can be no assurance that Econophone will be able to acquire the switches that it will require as it continues to expand its network from Northern Telecom or from another manufacturer of compatible equipment. Any inability of Econophone to acquire such switches on a timely basis or at a similar price, or any failure by Econophone to successfully integrate such switches into its network, could result in delays, operational problems or increased expenses, which could have a material adverse effect on Econophone's business, financial condition and results of operations. See "--Network Infrastructure."

CONTROL BY PRINCIPAL STOCKHOLDERS

    Alfred West, the Chief Executive Officer of Econophone and Chairman of its Board of Directors, Steven West, the brother of Alfred West and a member of the Board of Directors of Econophone, and Gary Bondi, a member of the Board of Directors of Econophone, beneficially own, in the aggregate, approximately 85.4% of the outstanding shares of Common Stock (assuming conversion of the Series A Preferred Stock, but not giving effect to the issuance or exercise of any warrants or options issued by Econophone). To the extent such stockholders exercise their voting rights in concert, such stockholders will have the ability to control the election of all members of Econophone's Board of Directors, the outcome of all matters submitted to a vote of the holders of Common Stock and generally will be able to direct the affairs of Econophone. In addition, the affirmative vote of such stockholders will be required to effect a change of control of Econophone. The exercise of these powers may present conflicts of interest between these individuals and other securityholders of Econophone. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. PROPERTIES

    Econophone's executive offices and main operations center are located in New York City. Additionally, the Company leases a call center in College Station, Texas and an operations center in Brooklyn, New York and has leased facilities where switching equipment is located in New York, Miami, Dallas, Chicago, Washington, D.C. and Los Angeles. Econophone leases approximately 140,000 square feet of total space for its domestic operations.

    Outside of the United States, Econophone has switch sites in London, Brussels and Toronto and corporate offices in London and Paris. Econophone maintains smaller sales offices in Antwerp, Athens, Berlin, Hamburg, Marseilles and Zurich. Econophone leases a total of approximately 4,400 square feet of space in Toronto and approximately 18,000 square feet of total space in Europe.

ITEM 3. LEGAL PROCEEDINGS

    Econophone is from time to time a party to litigation that arises in the ordinary course of its business operations or otherwise. Econophone is not presently a party to any litigation that it believes would have a material adverse effect on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
  MATTERS

    There is no public trading market for Econophone's Common Stock.

    As of March 1, 1998, the outstanding shares of Common Stock were held by three persons and certain estate planning vehicles which they control. On November 1, 1996, Princes Gate Investors II, L.P. ("Princes Gate"), an affiliate of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), purchased 140,000 shares of Series A Preferred Stock for a purchase price of $14.0 million, less $560,000 in fees. The Series A Preferred Stock is convertible into 3,420,701 shares of Common Stock. See "Item 13. Certain Relationships and Related Transactions."

    Econophone made a shareholder distribution of $200,000 in 1996 in respect of income taxes payable by its shareholders during that portion of the year in which it was a sub-Chapter S corporation. Econophone became a sub-Chapter C corporation during the first quarter of 1996. Econophone did not pay dividends on its Common Stock during 1997 and does not intend to pay any dividends on its Common Stock for the forseeable future. The NTFC Facility, the terms of the Series A Preferred Stock and the Indentures pertaining to the 1997 Notes and the 1998 Notes contain significant limitations on Econophone's ability to pay dividends, the foregoing instruments generally limiting dividends to a portion of net income. Econophone does not expect to generate net income for at least several years.

    The holders of Series A Preferred Stock were entitled to receive a dividend payable at the rate of 12% per annum, which was cumulative and compounded monthly. This dividend ceased to accrue on July 1, 1997. Accrued dividends will not be paid in cash on any shares of Series A Preferred Stock prior to any redemption or liquidation of such shares. See "Item 13. Certain Relationships and Related Transactions."

    On July 1, 1997, Econophone consummated the 1997 Unit Offering, in respect of which Morgan Stanley acted as the Placement Agent. All of the Units were initially purchased by Morgan Stanley pursuant to Section 4(2) of the Securities Act and resold to "qualified institutional buyers" pursuant to Rule 144A thereunder. The Units were sold by Econophone to Morgan Stanley for $149,575,000, resulting in an aggregate discount of $5,425,000.

    Each Warrant entitles the holder thereof to purchase 8.167 shares of Common Stock from Econophone at a price of $.01 per share, subject to adjustment for certain dilutive events. The Warrants may be exercised at any time beginning on July 1, 1998 and ending on July 1, 2007.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data (except for Other Data, Regional Data and 1993 financial data) for the years presented below was derived from the audited consolidated financial statements of Econophone. The audited consolidated financial statements of Econophone as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The selected consolidated financial data for the year ended December 31, 1993 is derived from unaudited financial statements of Econophone, which, in the opinion of management, include all adjustments necessary for a fair presentation of the financial condition and results of operations of Econophone for such periods. The information contained below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Econophone and the notes related thereto included elsewhere herein.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------------
                                                                         1993(1)      1994       1995       1996       1997
                                                                       -----------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT REVENUE PER MINUTE AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................................................   $   3,528   $   8,523  $  27,490  $  45,103  $  83,003
Cost of services.....................................................       2,761       5,540     19,735     35,369     63,707
Selling, general and administrative expense..........................         497       2,013      7,087     16,834     37,898
Depreciation and amortization........................................          51         168        389      1,049      3,615
                                                                       -----------  ---------  ---------  ---------  ---------
Income (loss) from operations........................................         219         802        279     (8,149)   (22,217)
Interest income......................................................           6           6         19         84      3,689
Interest expense.....................................................         (25)       (109)      (167)      (380)   (11,437)
Other income (expense)...............................................           6         100        (10)       133       (163)
Provision (benefit) for taxes........................................          --          73         --         --         --
                                                                       -----------  ---------  ---------  ---------  ---------
Net income (loss)....................................................   $     206   $     726  $     121  $  (8,312) $ (30,128)
                                                                       -----------  ---------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------  ---------
OTHER DATA:
Capital expenditures(2)..............................................   $     605   $     906  $   1,677  $   4,670  $  19,021
EBITDA(3)............................................................         276       1,070        658     (6,967)   (18,765)
Dividends and distributions declared.................................          --          --        499        508        879
Net cash provided by (used in) operating activities..................        (190)        474      2,037     (6,006)   (12,219)
Revenue per minute...................................................                     .70        .57        .43        .25
Minutes..............................................................                  12,196     47,859    104,566    330,144
Ratio of earnings to fixed charges(4)................................        8.6x        7.2x       1.5x         --         --
Deficiency of earnings available to cover fixed charges(4)...........          --          --         --  $  (8,312) $ (30,128)
REGIONAL DATA:
Revenues
  United States......................................................               $   2,728  $   8,292  $  18,185  $  48,899
  United Kingdom.....................................................                   3,143     14,173     15,477     18,363
  Continental Europe.................................................                   2,652      5,025     11,441     15,741
Minutes
  United States......................................................                   5,707     23,411     68,247    244,095
  United Kingdom.....................................................                   4,532     20,592     27,968     68,810
  Continental Europe.................................................                   1,957      3,856      8,351     17,239

                                                                                           AT DECEMBER 31,
                                                                       -------------------------------------------------------
                                                                          1993        1994       1995       1996       1997
                                                                       -----------  ---------  ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............................................   $     120   $      86  $     106  $   6,272     67,202
Current assets.......................................................         852       2,588      7,616     14,729     96,329(5)
Restricted cash......................................................      --          --         --         --         59,427(5)
Total assets.........................................................       1,541       4,034     10,508     22,755    178,005
Current portion of borrowings........................................         510         480        558      3,020      2,300
Long-term borrowings, less current portion...........................          39         639        719      2,263    155,616
Redeemable convertible preferred stock...............................      --          --         --         13,358     14,328
Total stockholders' equity (deficit).................................         708       1,088        710     (8,124)   (33,726)

------------------------

(1) Regional revenue data and minute data for 1993 is not available.

(2) Capital expenditures include assets acquired through capital lease financing and other debt.

(3) EBITDA represents net income (loss) plus net interest expense, income tax expense and depreciation and amortization expense. Econophone has included information concerning EBITDA herein because such information is commonly used in the telecommunications industry as one measure of an issuer's operating performance and historical ability to service debt. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, is not necessarily comparable to similarly titled measures of other companies, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

(4) Earnings available to cover fixed charges consist of earnings (losses) before income taxes. Fixed charges consist of interest on debt, the interest component of rent expense (deemed to be one-third of the total) and dividends accrued on preferred stock.

(5) Econophone used $57.4 million of the net proceeds from the 1997 Unit Offering to purchase a portfolio of U.S. government securities (the "Pledged Securities"). Proceeds from the Pledged Securities will be used by Econophone to make the first six scheduled interest payments on the 1997 Notes. Included in restricted cash is $10.5 million, included in current assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ECONOPHONE'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" AND "ITEM 1.
BUSINESS--RISK FACTORS."

OVERVIEW

    REVENUES; PRICE DECLINES

    Econophone derives its revenues from the provision of long distance telecommunications services in certain major western European and U.S. markets. In the United States and the United Kingdom, Econophone provides principally international and domestic long distance, calling card, prepaid and carrier services. In continental Europe, Econophone provides principally international long distance, calling card and prepaid services. Econophone's services utilize various access methods, including "1xxx," "1+," local dial-up, national toll free and international toll free access. See "Item 1. Business--Services" and "Item 1. Business--Network Infrastructure--Access Methods."

    Econophone's revenues are derived from minutes of telecommunications traffic carried. The following table shows the total revenue and billable minutes of use attributable to Econophone's U.S., U.K. and continental European operations for the years ended December 31, 1995, 1996 and 1997. Over time, Econophone expects its European markets to contribute an increasingly larger percentage of its revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              ---------  ---------  ----------

                                                                       (IN THOUSANDS)
REVENUE
United States...............................................  $   8,292  $  18,185  $   48,899
United Kingdom..............................................     14,173     15,477      18,363
Continental Europe..........................................      5,025     11,441      15,741

BILLABLE MINUTES OF USE
United States...............................................     23,411     68,247     244,095
United Kingdom..............................................     20,592     27,968      68,810
Continental Europe..........................................      3,856      8,351      17,239

    Econophone generally prices its services at a discount to the primary carrier (or carriers) in each of its markets. Econophone has experienced and expects to continue to experience declining revenue per minute in all of its markets as a result of increased competition worldwide, although, due to technological innovation and substantial available transmission capacity, transmission costs in the telecommunications industry historically have declined at a more rapid rate than prices. There can be no assurance that this cost trend will continue.

    For prepaid cards, Econophone's revenues are reported net of selling discounts and commissions and upon usage rather than sale.

    Econophone's U.K. revenues were limited in 1996 due to a restructuring of Econophone's U.K. sales and marketing arrangements resulting from a change in its distribution strategy. In September 1994, Econophone entered into a sales and marketing joint venture with EI in the United Kingdom. EI engaged in sales and marketing, while Econophone provided network support, billing and transmission services.

Revenues attributable to sales by the joint venture were included in Econophone's consolidated revenues and customers of the joint venture were included as customers of Econophone. After deducting transmission expenses and direct selling expenses incurred by EI, Econophone was entitled to 50% of the net profits on sales by EI. In connection with Econophone's change in U.K. distribution strategy, Econophone's joint marketing arrangement with EI was modified on June 1, 1996, at which time EI effectively became a carrier customer. This arrangement subsequently was terminated during December 1996. Econophone's services (excluding carrier services) now are sold in the United Kingdom primarily through Telco, a majority-owned subsidiary of Econophone. Telco began marketing efforts during the first quarter of 1997. See "Item 1. Business--Sales and Marketing."

    COST OF SERVICES

    Econophone's cost of services is composed of the costs associated with acquiring switched transmission and leased line capacity. Switched transmission capacity is acquired on a per-minute basis (with volume discounts) and is, therefore, a variable cost. Virtually all calls carried by Econophone must be originated or terminated over another carrier's facilities. Termination and origination charges on calls generally are paid by Econophone, although in continental Europe origination charges on calls utilizing local dial-up access are paid by Econophone's customers and do not constitute costs of Econophone. Leased transmission capacity is acquired on a fixed cost basis, generally involving monthly payments regardless of usage levels. Accordingly, once certain volume levels are reached, leased line capacity is more cost effective than switched transmission capacity. As Econophone's minutes of traffic carried have grown, Econophone has obtained better pricing on switched transmission capacity. The marginal cost of services also has decreased, independent of volume discounts, due to greater usage of owned transmission capacity, technological innovation and substantial available third-party transmission capacity.

    The cost of calls transmitted between Econophone's London and New York switches consist of IRU costs. IRU costs are included in depreciation and amortization, involve only fixed costs and no per minute charges and are, therefore, a more cost-effective means of transmitting traffic once certain volume levels are reached. Econophone has, over time, reduced the average costs of transmitting the London to New York portion of its calls by increasing its customer traffic. Econophone recently completed the purchase of five half-circuits on PTAT-1 and one on Cantat-3, which were previously leased. Econophone also recently purchased IRUs on the AC-1 transatlantic cable, which are expected to become operational during the second quarter of 1998. See "Item
1. Business--Network Infrastructure--Transmission Capacity."

    As Econophone expands its customer base, it will require additional transmission capacity. Its actual infrastructure requirements will depend upon the capacity of the switches, nodes and points of presence installed by Econophone and the extent to which it utilizes compression technology to transmit calls. Based on current and anticipated availability of switching and compression equipment and owned and leased transmission capacity, Econophone believes that it will be able to meet its capacity requirements for the foreseeable future, although there can be no assurance that this will be the case.

    The FCC adopted, effective October 7, 1997, a $0.284 access charge for each call made using toll free access from a payphone in the United States. The FCC's decision is before an appellate court. Econophone recently began to charge the $0.284 access charge to its customers. If this charge is upheld, there can be no assurance that Econophone will over time be able to fully pass this cost on to its U.S. calling card and prepaid card customers or that doing so will not result in a loss of customers. Furthermore, larger carriers are likely to be able to negotiate lower payphone access charges than Econophone, which could result in lower pricing on card-based services in the United States accessed from payphones than that offered by Econophone. Had such access charge been in effect during all of 1997, the aggregate payphone access charge paid by Econophone would have been approximately $3.3 million.

    Beginning January 1, 1998, Econophone, as well as its U.S. competitors, became obligated to make FCC-mandated contributions to universal service funds. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provisions of telecommunications and certain other services to eligible schools, libraries and rural health care providers. The contributions are billed monthly and are assessed based on intrastate, interstate and international "end-user" gross telecommunications revenues. However, revenues from international calls that both originate and terminate in foreign points are excluded from assessment. On December 16, 1997, the FCC approved the following contribution factors for carriers' first and second quarter 1998 contributions:
(i) 3.19% and 3.14%, respectively, for the high cost and low income funds (interstate and international revenues); and (ii) 0.72% and 0.76%, respectively, for the schools, libraries and rural health care funds (intrastate, interstate and international revenues). Because the contribution factors are likely to vary quarterly, the annualized impact on Econophone cannot be estimated at this time.

    Additionally, effective January 1, 1998, Econophone is required to pay PICCs to LECs in order to compensate such LECs for their investment in the telephone lines Econophone uses to access its customers. The costs of these charges vary in amount depending upon the type of presubscribed lines that are serviced by Econophone and the individual LEC's revenue requirements. While Econophone currently intends to pass through the costs of both the PICC and its universal service fund contributions to its customers, there can be no assurance that Econophone will be able to fully pass on such costs or that doing so will not result in a loss of customers. In addition, the FCC orders implementing the universal service contribution obligation and the PICC are both subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the orders will be implemented or enforced or what effect the orders generally will have on competition within the telecommunications industry or specifically on the competitive position of Econophone.

    SELLING EXPENSES

    Econophone has historically sold its services primarily through independent sales channels in both Europe and the United States. Selling expenses have, therefore, primarily consisted of commissions paid to agents and resellers. To a lesser extent, Econophone also has incurred selling expenses arising out of advertising and promotion costs and sales by Econophone employees and expenses related to its customer service department.

    For the year ended December 31, 1997, commissions earned by VoiceNet accounted for $5.7 million, or 43%, of selling expenses. Commissions were based on calling card usage by VoiceNet customers and consisted of two components: (i) commissions received by VoiceNet that it retained; and (ii) commissions received by VoiceNet that it subsequently paid to its independent sales agents. As of the date of consummation of the acquisition of VoiceNet, that portion of commissions paid to and retained by VoiceNet has been eliminated. For the year ended December 31, 1997, $2.3 million of the commissions paid to VoiceNet were retained by VoiceNet.

    In the fourth quarter of 1996, Econophone began to establish its internal sales forces in Hamburg, London and Paris, and, in the first quarter of 1997, Econophone began to establish its internal sales force in Brussels. Beginning in the fourth quarter of 1996, Econophone also hired senior sales personnel in continental Europe. The establishment and expansion by Econophone of its internal sales forces and the hiring of senior sales personnel has and will continue to increase significantly its selling expenses due to costs associated with operating and staffing sales offices. Econophone expects these costs to decline as a percentage of its continental European revenues over time. Econophone will continue to utilize indirect channels of distribution in its European network cities, although these channels will be managed by its internal sales forces. See "Item 1. Business--Sales and Marketing."

    GENERAL AND ADMINISTRATIVE EXPENSES

    Since the fourth quarter of 1996, Econophone has significantly increased the size of its management team and established new sales offices in London, Paris, Berlin, Brussels, Hamburg, Marseilles and Zurich, all of which resulted in an increase in general and administrative expenses. Since the fourth quarter of 1996, general and administrative expenses have primarily consisted of expanding Econophone's customer service, billing, financial reporting and other management information systems and network management systems and organizational expenses related to entering additional markets. Such expenses have been and will continue to be incurred in advance of anticipated related revenues and are expected to decline as a percentage of revenues over time. Econophone intends to establish sales offices in additional network cities, which will further increase general and administrative expenses.

    INTEREST EXPENSE

    Prior to July 1, 1997, interest expense principally consisted of interest payable in connection with equipment financing loans and short-term indebtedness. The 1997 Notes were issued on July 1, 1997 and currently constitute most of Econophone's interest expense. Annual interest expense on the 1997 Notes is $20.9 million. Econophone used $57.4 million of the net proceeds from the 1997 Unit Offering to purchase the Pledged Securities. Proceeds from the Pledged Securities will be used by Econphone to make the first six scheduled interest payments on the 1997 Notes. Thereafter, interest on the 1997 Notes will be paid out of other cash sources. Interest expense will increase substantially as a result of the 1998 Offering, which was consummated on February 18, 1998.

    FOREIGN CURRENCY EXPOSURE

    Econophone is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Econophone bills in local currency, while transmission costs are largely incurred in U.S. dollars. For the years ended 1995, 1996 and 1997, approximately 60%, 40% and 40%, respectively, of Econophone's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Belgian francs and French francs. The effect of these fluctuations on Econophone's margins for the year ended December 31, 1997 was a reduction of $2.7 million or 3% of gross margin. As Econophone expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Econophone from time to time uses foreign exchange contracts relating to its receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Econophone does not use derivative financial instruments for speculative purposes and, at December 31, 1997, Econophone had $0.3 million in open foreign currency hedging positions. As Econophone's operations in Europe expand, it intends to utilize hedging contracts to control risks relating to currency fluctuations. As part of its efforts to mitigate exposure to changes in foreign exchange rates, to the extent practicable, Econophone also varies the portion of its transmission capacity purchased in U.S. dollars and other currencies. Since the first quarter of 1997, the U.S. dollar has appreciated relative to the principal European currencies in which Econophone bills its European customers. A sustained increase in the value of the U.S. dollar relative to such currencies would reduce Econophone's gross margins on European calls and could have a material adverse effect on Econophone's ability to pay indebtedness.

    THE VOICENET ACQUISITION

    On February 12, 1998, Econophone acquired VoiceNet, a major reseller of Econophone's calling card products. The initial purchase price for VoiceNet was $21.0 million, which was paid out of cash on hand. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business for a period of up to one year following the closing of the acquisition if certain performance criteria are met.

    VoiceNet provides travellers and other callers with calling card services, which are advertised primarily in in-flight magazines. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since April 1996. The acquisition of VoiceNet by Econophone ensures the continuity of Econophone's sales to VoiceNet customers, provides Econophone with an established U.S. calling card business and enables Econophone to cross-market its other services to

VoiceNet's customer base. The acquisition of VoiceNet also will reduce Econophone's selling expenses in respect of services provided to VoiceNet customers. See "--Selling Expenses."

    The acquisition of VoiceNet will be accounted for under the purchase method of accounting. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net assets purchased. Based on Econophone's preliminary analysis, approximately $1.0 million of the initial purchase price will reflect the underlying value of the assets acquired and $20.0 million will reflect goodwill. Goodwill will be amortized over 15 years.

    THE 1998 OFFERING

    Econophone consummated on February 18, 1998 its offering of $300.0 million aggregate principal amount at maturity of 1998 Notes. The net proceeds of the 1998 Offering were approximately $169.1 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial accreted value of $585.95, accreting to the principal amount at maturity on February 15, 2003. Interest on the 1998 Notes will be paid in cash at a rate of 11% per annum beginning August 15, 2003. The 1998 Notes mature on February 15, 2008, subject to optional redemption under certain circumstances prior to maturity.

    ACQUISITION OF TELCO MINORITY INTEREST

    In the United Kingdom, most of Econophone's sales are made through Telco, its majority owned subsidiary that was established during the fourth quarter of 1996, although sales to carriers continue to be made directly by Econophone through its wholly-owned subsidiary, ATL. On January 29, 1998, Econophone received notice from Goldvalley Limited ("Goldvalley"), the minority partner in Telco, that pursuant to existing arrangements between Econophone and Goldvalley, Goldvalley has elected to exercise an option to cause Econophone to acquire Goldvalley's interest in Telco. The parties recently commenced negotiations with respect to the terms of such acquisition, including the form and amount of the consideration. There can be no assurance whether such acquisition ultimately will be consummated, and if consummated, whether it will be on terms favorable to Econophone.

    NEW ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. Econophone has adopted the provisions of SFAS No. 128 as of December 31, 1997.

    In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income" and SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure only and will have no impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

    The following table presents certain data concerning Econophone's results of operations for the years ended December 31, 1995, 1996 and 1997.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1995       1996       1997
                                                                               ---------  ---------  ---------

                                                                                       (IN THOUSANDS)
Revenues.....................................................................  $  27,490  $  45,103  $  83,003
Cost of services.............................................................     19,735     35,369     63,707
Selling expenses.............................................................      3,934      7,821     13,357
General and administrative expenses..........................................      3,153      9,013     24,541
Depreciation and amortization................................................        389      1,049      3,615
Net income (loss)............................................................        121     (8,312)   (30,128)

    1997 COMPARED TO 1996

    REVENUES.  Total revenues for 1997 increased by 84% to $83.0 million on
330.1 million billable minutes of use from $45.1 million on 104.6 million billable minutes of use for 1996. Billable minutes of use increased by 216% for 1997 from 1996. Growth in revenues during 1997 primarily was attributable to additional minutes of use, particularly in the United States, offset in part by a substantial decline in prices, as a result of increased competition. This competition was a primary factor for the average revenue per minute decrease from $.43 during 1996 to $.25 during 1997. An additional factor in the decrease in revenues per minute was a larger portion of national, as opposed to international, minutes of use. The increase in revenues was primarily attributable to sales by VoiceNet of $23.6 million for 1997, compared to $1.9 million for 1996.

    In the United Kingdom, revenues increased to $18.4 million from $15.5 million, primarily due to sales by Telco which increased to $10.6 million in 1997 from $1.3 million in 1996. Increases in U.K. revenue were partially offset by the termination of Econophone's business relationship with EI, which accounted for $14.2 million in revenues in 1996. During the fourth quarter of 1996, Econophone began marketing efforts in the U.K. through Telco, its majority owned subsidiary. During 1997, U.K. revenues consisted principally of $10.6 million from international and domestic long distance and prepaid card services attributable to Telco, as well as $7.2 million from carrier services sold through ATL, a wholly-owned subsidiary of Econophone. Average U.K. revenue per minute decreased from $.55 per minute during 1996 to $.27 per minute during 1997. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

    In continental Europe, revenues increased by 38% to $15.7 million from $11.4 million. This increase was attributable to an increase in prepaid card services, primarily in France and Germany. Average continental European revenue per minute decreased from $1.37 per minute during 1996 to $.91 per minute during 1997. This decrease was due to lower rates in France and Germany.

    In the United States, revenues grew by 169% to $48.9 million from $18.2 million. This increase was due principally to calling card revenues attributable to sales by VoiceNet, which were $23.6 million during 1997, compared to $1.9 million during 1996. VoiceNet began reselling Econophone's calling card services to end users during the second quarter of 1996. The remainder of the increase resulted from increases in sales of carrier services, and, to a lesser extent, international and domestic long distance and prepaid card services. Average U.S. revenue per minute decreased to $.20 per minute during 1997 from $.27 per minute during 1996. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

    During 1997, Econophone experienced an average customer turnover or "churn" rate of approximately 5% relating to U.S., U.K. and continental European "1+", "1xxx" and calling card services. To date, Econophone's revenues and margins have not been materially impacted by its "churn" rate. Econophone's "churn" rate with respect to any given period consists of the average number of customers that ceased using Econophone's services during any month during the period divided by the average monthly number of customers for the period. Customers that have ceased using Econophone's services during any given month are those customers who used Econophone's services during the prior month but not during any subsequent month during the applicable period.

    COST OF SERVICES. Cost of services increased to $63.7 million for 1997 from $35.4 million for 1996. As a percentage of revenues, cost of services decreased slightly to approximately 77% for 1997 from approximately 78% for 1996. Average cost per minute for 1997 decreased to $.19 from $.34 for 1996. This was a result of increased use of owned and leased line transmission capacity acquired by Econophone during the period, as well as obtaining better prices on switched transmission capacity because of the growth of Econophone's minutes of traffic and more available capacity.

    SELLING EXPENSES. Selling expenses increased to $13.4 million for 1997 from $7.8 million for 1996, and, as a percentage of revenues, were 16% for 1997 and 17% for 1996. The increase in selling expenses primarily consisted of commissions paid to resellers (principally VoiceNet) and independent agents, expenses associated with Econophone's sales offices in London, Brussels, Hamburg and Paris and expenses attributable to Econophone's customer service department, which has been substantially enlarged since June of 1996. For 1996, selling expenses primarily consisted of expenses related to EI and commissions paid to independent sales agents.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $24.5 million for 1997 from $9.0 million for 1996, and, as a percentage of revenues, increased to 30% for 1997 from 20% for 1996. The increase in general and administrative expenses was primarily attributable to an increase in payroll costs related to additional management and staff in the areas of finance, network management and information systems at Econophone's Manhattan, New York, Brooklyn, New York and College Station, Texas facilities, as well as the London, Brussels, Hamburg and Paris offices.

    In connection with the termination of Econophone's joint venture with EI during June 1996, EI granted Econophone the right to compete with EI in the United Kingdom in exchange for forgiveness of a net receivable due to Econophone of $2.0 million. The forgiveness of the receivable has been reclassified as an expense of the joint venture and has been charged to operations. Econophone previously had capitalized the U.K. territorial rights granted to it by EI on its consolidated balance sheet and was amortizing the rights over a 15 year life. Econophone subsequently decided to write off this asset, resulting in an additional $1.9 million charge in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $3.6 million for 1997 from $1.0 million for 1996. This increase was substantially due to the depreciation associated with upgrades in Econophone's switch in New York and installation of multiplexing equipment in New York and London, as well as amortization of costs associated with the 1997 Unit Offering.

    BAD DEBT EXPENSE. Econophone had bad debt expense of $3.9 million for 1997, compared to bad debt expense of $2.0 million for 1996, which was due to the $2.0 million charge relating to EI during 1996.

    INTEREST EXPENSE. Econophone had $11.4 million of interest expense during 1997, as compared to interest expense of $0.4 million during 1996. Interest expense has increased substantially as a result of the 1997 Unit Offering, with $10.5 million of 1997 expense attributable to the 1997 Unit Offering. Interest expense will increase substantially as a result of the 1998 Offering.

    NET LOSS. Econophone had a net loss of $30.1 million during 1997, compared to a net loss of $8.3 million during 1996. The increase is primarily due to costs associated with increasing the internal infrastructure, building the network, marketing, commissions paid to resellers and interest expense related to the 1997 Notes. Net loss is expected to increase substantially over the near term, primarily due to interest expense incurred on the 1998 Notes and the 1997 Notes.

    1996 COMPARED TO 1995

    REVENUES.  Total revenues for 1996 increased by 64% to $45.1 million on
104.6 million billable minutes of use from $27.5 million on 47.9 million billable minutes of use for 1995. Growth in revenues during 1996 was generated primarily from an increase in minutes of traffic in existing markets, offset in part by declining prices. At December 31, 1996, Econophone had approximately 24,700 customer accounts, compared to approximately 26,400 customer accounts at December 31, 1995. The reduction in the number of customer accounts was attributable to the termination of Econophone's relationship with EI discussed below.

    In the United Kingdom, revenues grew 9% to $15.5 million. Econophone's U.K. revenues were limited in 1996 due to a restructuring of Econophone's U.K. sales and marketing arrangements resulting from a change in its distribution strategy. For the first five months of 1996, U.K. revenues increased substantially over the corresponding period in 1995. On June 1, 1996, Econophone effectively terminated its joint venture with EI, pursuant to which EI had the exclusive right to sell Econophone's services in the United Kingdom. In exchange for Econophone being granted the right to compete in the United Kingdom, Econophone forgave a net receivable of $2.0 million and agreed to sell transmission to EI at lower rates than transmission was sold to the joint venture, thereby substantially reducing revenues from U.K. sales during the second half of 1996 as compared to the corresponding period in 1995. Econophone ceased providing transmission services to EI during November 1996 due to payment delinquencies by EI and terminated its relationship with EI during December 1996. In connection with the termination, EI agreed to pay Econophone $2.2 million on an agreed upon payment schedule, substantially all of which has been paid. In addition, Econophone agreed not to solicit sales from customers of the joint venture, subject to certain permitted exceptions. See "Item 1. Business--Sales and Marketing."

    During 1996, average U.K. revenue per minute was $.55, down from $.69 in 1995. This reduction was attributable to price decreases resulting from increased price competition, as well as the modification of Econophone's relationship with EI on June 1, 1996, which included a reduction in prices charged to EI as compared to the prices charged to Econophone's joint venture with EI.

    In continental Europe, revenues increased by 128% to $11.4 million. This increase was attributable primarily to growth in prepaid card services of $7.2 million due to full year sales and increased marketing and, to a lesser extent, growth in calling card services of $4.2 million. Average continental European revenue per minute was $1.37, up from $1.30 in 1995. This increase was principally due to an increase in higher priced prepaid card traffic.

    In the United States, Econophone's revenues grew 119% to $18.2 million, primarily as a result of substantial increases in sales of international and domestic long distance services of $7.8 million, prepaid card services of $2.6 million (which were introduced during the second half of 1995 and generated minimal revenue during such year) and carrier services of $5.9 million, as well as the introduction of calling card services of $1.9 million, which were sold primarily through VoiceNet. Average U.S. revenue per minute was $.27 in 1996, down from $.35 in 1995. This decrease was due principally to a reduction in rates resulting from increased price competition attributable to pricing reductions by larger carriers and sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes.

    COST OF SERVICES. Cost of services increased to $35.4 million for 1996 from $19.7 million for 1995 and, as a percentage of revenues, increased to 78% for 1996 from 72% for 1995. The increase as a percentage of revenues was primarily due to the modification of Econophone's relationship with EI on June 1, 1996, pursuant to which Econophone agreed to charge a lower transmission rate to EI, thereby reducing margins on sales to EI. Average costs per minute for 1996 decreased to $.34 from $.41 for 1995. This decrease was attributable to volume discounts resulting from the higher volume of traffic carried and general price reductions on transmission capacity.

    SELLING EXPENSES. Selling expenses increased to $7.8 million for 1996 from $3.9 million for 1995, and, as a percentage of revenues, increased to 17% in 1996 from 14% in 1995. These expenses consisted primarily of expenses related to EI and commissions paid to independent sales agents.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $9.0 million for 1996 from $3.2 million for 1995, and, as percentage of revenues, increased to 20% in 1996 from 11% in 1995, respectively. This increase was primarily due to increases in the size of Econophone's customer service department and, starting in August 1996, a substantial increase in Econophone's management and staff in the areas of finance, network management and information systems at its New York, New York, Brooklyn, New York and College Station, Texas facilities, and the establishment of sales offices in London during the second quarter of 1996 and in Paris, Brussels and Hamburg during the third quarter of 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $1.0 million for 1996 from $.4 million for 1995. This increase was substantially due to the depreciation expense associated with upgrades in Econophone's switch in New York and installation of multiplexing equipment in New York and London.

    BAD DEBT EXPENSE. Econophone had bad debt expense of $2.0 million during 1996, compared to bad debt expense of $.2 million during 1995. For bad debt expense in 1996, $2.0 million was attributable to the charge relating to EI during 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, Econophone had approximately $67.2 million in cash and cash equivalents, excluding the Pledged Securities, but including other unused net proceeds of the 1997 Unit Offering, which are invested in short term, interest-bearing, investment grade securities, as compared to cash and cash equivalents of $6.3 million at December 31, 1996. Econophone's net cash used by operating activities was $12.2 million for 1997, primarily due to a net loss of $30.1 million, an increase in accounts receivable of $10.7 million, and an increase in other assets of $1.7 million, offset by an increase in accounts payable of $15.9 million, an increase in accrued interest on the 1997 Notes of $10.5 million and depreciation and amortization of $2.6 million. Cash used for investing in property and equipment of $13.3 million for 1997 was primarily attributable to the implementation and expansion of Econophone's network in Europe. Cash provided by financing activities of $145.8 million was primarily related to cash received from the sale of the 1997 Notes and Warrants.

    Econophone's net cash used by operating activities was $6.0 million for 1996 and net cash provided by operating activities was $2.0 million for 1995. Negative cash flow from operating activities in 1996 primarily was attributable to an operating loss of $6.4 million for such year. Cash used for investing in property and equipment was $4.2 million and $1.2 million for 1996 and 1995, respectively. Such property and equipment was primarily utilized in connection with the implementation and expansion of Econophone's network. Cash provided by financing activities was $16.4 million in 1996, primarily reflecting net cash proceeds of $13.1 million from the sale of the Series A Preferred Stock to Princes Gate and net borrowings of $3.6 million, less shareholder distributions, in order to pay income taxes with respect to the period in which Econophone was a sub-Chapter S corporation, of $.2 million. Cash used in financing activities was $.8 million in 1995, reflecting net debt repayments of $.3 million and shareholder distributions, in order to pay income taxes with respect to the period in which Econophone was a sub-Chapter S corporation, of $.5 million.

    Capital expenditures during 1997 were $19.0 million. Capital expenditures for 1997 related primarily to the further implementation and expansion of Econophone's network, including the upgrade of Econophone's New York switch and the purchase of switches or nodes for Antwerp, Berlin, Brussels,

Hamburg, London, Los Angeles, Marseilles, Paris and Zurich, the purchase of additional transatlantic IRUs and the expansion of Econophone's back office capabilities, including its management information and network management systems. Capital expenditures for 1998 are budgeted at $58.0 million and are expected to consist of the purchase of telecommunications equipment and IRUs, network management systems and management information systems.

    Econophone expects to continue to make further significant capital expenditures as it continues to expand the geographic scope of its services in Europe, the United Kingdom, the United States and Canada, and as it continues to increase its network capabilities and network infrastructure. Econophone's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion, economic conditions, competition, regulatory developments and the ability to incur debt and make capital expenditures under the Indenture pertaining to the 1998 Notes, the Indenture pertaining to the 1997 Notes and the NTFC Facility.

    On February 12, 1998, Econophone acquired VoiceNet. The initial purchase price for VoiceNet was $21.0 million, which was paid out of cash on hand. The sellers of VoiceNet also are entitled to an earn-out based upon the revenue growth of the VoiceNet business for a period of up to one year following the closing of the acquisition if certain performance criteria are met.

    The net proceeds from the 1998 Offering, which were approximately $169.1 million, together with the remaining proceeds from the 1997 Unit Offering, and, to the extent available on favorable terms, vendor financing, will be used to fund Econophone's continued expansion and operating losses until it generates positive cash flow; however, this is a forward-looking statement and there can be no assurance in this regard. The ability of Econophone to generate more than insignificant positive cash flow, which is not expected to occur prior to 2000, and to meet its debt service obligations will be subject to Econophone's successful implementation of its operating strategy, as well as to financial, competitive, business, regulatory and other factors beyond Econophone's control.

    FINANCINGS THROUGH 1997. From its inception until November 1996, Econophone relied primarily on founders' capital, equipment financing and internally generated funds to finance its operations and growth. From November 1996 until the consummation of the 1998 Offering, Econophone had four primary sources of funding: (i) Princes Gate; (ii) NTFC; (iii) the sale of Bridge Notes to Morgan Stanley Group, an affiliate of Morgan Stanley and Princes Gate, and (iv) the 1997 Unit Offering.

    On November 1, 1996, Princes Gate purchased 140,000 shares of Series A Preferred Stock for $14.0 million, less certain fees, resulting in net proceeds to Econophone of $13.1 million. The proceeds of the issuance to Princes Gate were used to fund the expansion of Econophone's network, the implementation of its marketing strategy and operations generally, including operating losses.

    On May 28, 1996, Econophone entered into a credit facility with NTFC, which has been amended and increased as to amount on several occasions. On January 28, 1998, the NTFC credit facility was amended and restated in its entirety in order to effect various amendments and increase the amount of NTFC's commitment thereunder. The NTFC Facility provides for borrowings by Econophone and its subsidiaries to fund certain equipment acquisition costs and related expenses. The NTFC Facility provides for an aggregate commitment of NTFC of $24.0 million pursuant to three tranches of $2.0 million, $3.0 million and $19.0 million. Loans borrowed under each tranche of the NTFC Facility amortize in equal monthly installments over a five year period ending on July 1, 2001, April 1, 2002 and January 1, 2003, respectively. As of December 31, 1997, the aggregate amount outstanding under all tranches of the NTFC Facility was $7.1 million. Loans under the NTFC Facility accrue interest at an interest rate equal to the 90-day commercial paper rate plus 395 basis points (an interest rate of 9.55% as of January 1, 1998), subject to certain quarterly adjustments depending upon financial performance. All of the equipment purchased with the proceeds of the NTFC Facility has been pledged to NTFC.

    On April 24, 1997, Econophone entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Morgan Stanley Group, pursuant to which Morgan Stanley Group agreed to purchase from Econophone up to $15.0 million of Bridge Notes. At such time, Econophone paid to Morgan Stanley Group a commitment fee of $225,000 and agreed to pay a further fee of 2.0% of the principal amount of each issuance after the aggregate principal amount of Bridge Notes issued exceeded $5.0 million. A total of $7.0 million of Bridge Notes were issued under the Note Purchase Agreement. The net proceeds from the Bridge Notes sold by Econophone were $6.6 million and were used to fund equipment and other capital expenditures and operations. Immediately following the consummation of the 1997 Unit Offering, all of the outstanding Bridge Notes were redeemed and all accrued interest thereon was paid. Econophone is not entitled to place any additional Bridge Notes under the Note Purchase Agreement and the facility represented by the Note Purchase Agreement has terminated.

    On July 1, 1997, Econophone consummated the 1997 Unit Offering. In connection with the 1997 Unit Offering, Econophone issued $155.0 million in aggregate principal amount of 1997 Notes and Warrants to purchase 1,265,885 shares of Common Stock. The net proceeds of the 1997 Unit Offering were approximately $148.1 million. Of this amount, approximately $57.4 million was used to purchase the Pledged Securities, the proceeds of which will be used to make the first six scheduled interest payments on the 1997 Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors, executive officers and other senior management of Econophone.

NAME                                                      AGE                           POSITION
-----------------------------------------------------     ---     -----------------------------------------------------

Alfred West..........................................         36  Chief Executive Officer and Chairman of the Board of
                                                                  Directors

Alan L. Levy.........................................         38  President, Chief Operating Officer and Director

Kevin A. Alward......................................         30  President-North America

Phillip J. Storin....................................         47  Senior Vice President and Chief Financial Officer

Richard L. Shorten, Jr...............................         30  Senior Vice President and General Counsel

Abe Grohman..........................................         37  Vice President, Chief Information Officer

Jeremy S. Kagan......................................         32  Vice President of Service Systems

Patrick Attallah.....................................         32  Vice President of European Sales and Marketing

Charles D. Briggs....................................         41  Vice President of Network Operations

Ira M. Riesenberg....................................         36  Corporate Controller

Gary S. Bondi........................................         46  Director and Treasurer

Steven West..........................................         47  Director

Stephen Munger.......................................         40  Director

    Directors of Econophone each serve for a term of one year or until their successors are elected. Officers of Econophone serve at the pleasure of the Board of Directors, subject to any written arrangements with Econophone. See "Item 11. Executive Compensation--Employment Agreements and Arrangements."

    Set forth below is certain information with respect to the directors, executive officers and other senior management of Econophone. The holders of the Series A Preferred Stock have, since the issuance thereof, had the right to vote as a separate class to elect one director. Stephen Munger currently serves in such capacity.

    ALFRED WEST, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF
DIRECTORS. Mr. West founded Econophone in 1989. Prior to founding Econophone, Mr. West managed a family-owned textile trading company. Mr. West is the brother of Steven West, a Director of Econophone.

    ALAN L. LEVY, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Levy has served as Econophone's Chief Operating Officer since August 1996, as a Director since January 1997 and as President since August 1997. Mr. Levy also served as Chief Financial Officer from August 1996 to January 1998. From October 1993 to July 1996, Mr. Levy served as Executive Vice President and Managing Director, Europe, as well as Chief Financial Officer, of Viatel, where, among other things, Mr. Levy was responsible for the implementation of Viatel's European strategy. From 1989 to September 1993, Mr. Levy served as an Audit Manager for Edward Isaacs & Company, an accounting firm. Mr. Levy is a Certified Public Accountant.

    KEVIN A. ALWARD, PRESIDENT-NORTH AMERICA. Mr. Alward has served as Econophone's President-North America since February 1998. From October 1996 to January 1998, Mr. Alward served as Director, President and Chief Operating Officer of TotalTel USA Communications. From 1994 to October 1996, Mr. Alward served as President of TotalTel, Inc., the principal operating subisidary of TotalTel USA Communications. From 1992 to 1994, Mr. Alward served as Senior Vice President at TotalTel USA Communications and assumed the additional responsibilities of Chief Operating Officer in 1993, a position he held until 1994. Mr. Alward also served from 1991 to 1992 as Vice President of Marketing at TotalTel USA Communications, and from 1990 to 1991 as Manager of Sales. Mr. Alward served as a sales account executive at TotalTel USA Communications from 1988 to 1990.

    PHILLIP J. STORIN, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Storin has served as a Senior Vice President and the Chief Financial Officer of Econophone since February 1998. From May 1996 to January 1998, Mr. Storin served as Chief Financial Officer of U.S. Long Distance, and from October 1994 to May 1996 served as Corporate Controller. From July 1992 to October 1994, Mr. Storin served as Vice President, Accounting at U.S. Long Distance. Before joining U.S. Long Distance, Mr. Storin served for five years as Director of Accounting for Dell Computer Corporation. Prior to such time, Mr. Storin served in various financial management positions at Datapoint Computer Corporation and Westvaco Corporation. Mr. Storin is a Certified Public Accountant and a Certified Management Accountant.

    RICHARD L. SHORTEN, JR., SENIOR VICE PRESIDENT AND GENERAL COUNSEL. Mr. Shorten has served as a Senior Vice President and the General Counsel of Econophone since December 1997. From September 1992 to December 1997, Mr. Shorten was an associate at the New York law firm Cravath, Swaine & Moore, where he specialized in a variety of areas of corporate representation, including securities, finance and mergers and acquistions.

    ABE GROHMAN, VICE PRESIDENT, CHIEF INFORMATION OFFICER. Mr. Grohman has served as Chief Information Officer since October 1997. From September 1994 to September 1997, Mr. Grohman was the Director of Management Information Systems for LDM Systems Inc., a switchless reseller. From May 1986 to September 1994, Mr. Grohman was President of DBA Consulting, an independent data processing consulting company.

    JEREMY S. KAGAN, VICE PRESIDENT OF SERVICE SYSTEMS. Mr. Kagan has served as Econophone's Vice President of Service Systems since October 1996. From January 1995 to October 1996, he worked at Andersen Consulting as Manager of the Network Support Solutions Practice in its Communications Industry Group. From March 1987 to January 1995, Mr. Kagan worked at Bellcore as a Product Manager.

    PATRICK ATTALLAH, VICE PRESIDENT OF EUROPEAN SALES AND MARKETING. Mr. Attallah has served as Econophone's Vice President of European Sales and Marketing since October 1996. From August 1995 to September 1996, Mr. Attallah served as the General Manager-France and the South Europe Regional Director of VPN S.A., Viatel's French subsidiary. From October 1994 to July 1995, Mr. Attallah served as the Senior Account Manager in Paris for Tele Media International, a division of Telecom Italia, the Italian PTO. From March 1989 to September 1994, Mr. Attallah served in various sales management positions in Paris, Milan and London for Sprint International, most recently as indirect sales director in Paris.

    CHARLES D. BRIGGS, VICE PRESIDENT OF NETWORK OPERATIONS. Mr. Briggs joined Econophone as Director of Network Operations in May 1997 and became Vice President of Network Operations in August 1997. From October 1994 to May 1997, Mr. Briggs was employed by Kallback/International Telecom LTC as Director of Switched Services, in which capacity he was responsible for all telecommunications network design, acquisition and implementation, including management of Kallback's network control center. From November 1992 through October 1994, Mr. Briggs was employed at Cypress Semiconductor as Test Lab Manager. Prior to such time, Mr. Briggs held positions at Rep-Sac Corporation, Leviton Telcom, and Interglobal Technical Services.

    IRA M. RIESENBERG, CORPORATE CONTROLLER. Mr. Riesenberg has served as Econophone's Corporate Controller since September 1996. From October 1995 through September 1996, Mr. Riesenberg was Director of Finance at Computron Software, Inc., an international software development company. From April 1994 to September 1995, Mr. Riesenberg served as the Assistant Controller at Computron, and from April 1990 to March 1994 served as Accounting Manager. Mr. Riesenberg served as Accounting Manager for Transnet Corporation from November 1988 to April 1990. Before Transnet, Mr. Riesenberg was at Stanley Marks & Company, an accounting firm. Mr. Riesenberg is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    GARY S. BONDI, DIRECTOR AND TREASURER. Mr. Bondi has served as a Director and the Treasurer of Econophone since 1993. Mr. Bondi is the President of Bondi, Inc., a multinational trading firm specializing in non-ferrous metals that he founded in 1987.

    STEPHEN MUNGER, DIRECTOR. Mr. Munger has served as a Director of Econophone since November 1997. Mr. Munger is a Managing Director in the Mergers, Acquisitions and Restructuring Department of Morgan Stanley & Co. Incorporated and Head of the Private Investment Department. He joined Morgan Stanley in 1988 as a Vice President in the Corporate Finance Department. He became a Principal in 1990 and a Managing Director in 1993. In 1993 and 1994, Mr. Munger was Investment Banking Division Operations Officer and Administrative Director of the Corporate Finance Department, respectively.

    STEVEN WEST, DIRECTOR. Mr. West has served as a Director of Econophone since 1993. Mr. West is a founding partner of SO Metals, Inc., a refiner and reprocessor of precious metals in the New York/New Jersey metropolitan area that was founded in 1982. Steven West is the brother of Alfred West, the President, Chief Executive Officer and Chairman of the Board of Directors of Econophone.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    At December 31, 1997, the chief executive officer and other four most highly compensated executive officers of Econophone were Mr. Alfred West and Messrs. Levy, Shorten, Grohman and Kagan. The following table summarizes all 1996 and 1997 plan and non-plan compensation awarded to, earned by or paid to Mr. West and Messrs. Levy, Shorten, Grohman and Kagan, to the extent employed by Econophone during such period. Messrs. Alward and Storin commenced employment with Econophone during February 1998 (Messrs. West, Levy, Alward, Storin, Shorten, Grohman and Kagan are referred to herein as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION     LONG TERM        SHARES OF
                                                                 COMPENSATION      COMMON STOCK
                                          ---------------------  -------------  UNDERLYING OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY (1)      BONUS           GRANTED         COMPENSATION(1)
----------------------------------------  ---------  ----------  -------------  ------------------  -----------------
Alfred West (2).........................       1997  $  323,784   $   295,306           --              $   4,725(3)
  Chief Executive Officer                      1996     326,280       163,139(4)         --                 5,171(3)

Alan L. Levy (5)........................       1997     210,000        78,500           --                 --
  President and Chief Operating Officer        1996      72,000        37,500(6)       2,000,000           --

  Kevin A. Alward (7)...................       1997      --           --                --                 --
  President--North America                     1996      --           --                --                 --

Phillip J. Storin (8)...................       1997      --           --                --                 --
  Senior Vice President--Chief Financial       1996      --           --                --                 --
    Officer

Richard L. Shorten, Jr. (9).............       1997       6,875       --                 50,000            --
  Senior Vice President--General Counsel       1996      --           --                --                 --

Abe Grohman (10)........................       1997      29,167       --                 50,000            --
  Chief Information Officer                    1996      --           --                --                 --

Jeremy S. Kagan(11).....................       1997     125,000       --                --                 --
  Vice President of Service Systems            1996      57,884        30,000            30,000            --

------------------------

(1) Does not include the value of certain personal benefits. The estimated value of such personal benefits for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officer in 1996 and 1997, respectively.

(2) See "--Employment Agreements and Arrangements" for a description of Mr. West's Employment Agreement.

(3) Consists of compensation in respect of life insurance, of which Mr. West's designee is the beneficiary, paid by Econophone.

(4) $127,686 of Mr. West's 1996 bonus was paid in 1997.

(5) Mr. Levy joined Econophone on August 9, 1996. See "--Employment Agreements and Arrangements" for a description of Mr. Levy's Employment Agreement.

(6) Mr. Levy's 1996 bonus in the amount of $37,500 was paid in 1997.

(7) Mr. Alward commenced employment with Econophone during February 1998.

(8) Mr. Storin commenced employment with Econophone during February 1998.

(9) Mr. Shorten commenced employment with Econophone on December 15, 1997.

(10) Mr. Grohman commenced employment with Econophone on October 20, 1997.

(11) Mr. Kagan commenced employment with Econophone on October 11, 1996.

    1996 FLEXIBLE INCENTIVE PLAN

    Econophone has adopted the 1996 Flexible Incentive Plan (the "Incentive Plan"), which provides for the grant of incentive stock options ("ISOs") to acquire shares of Common Stock to employees of Econophone or any of its subsidiaries, the grant of non-qualified stock options ("NQSOs") to acquire shares of Common Stock, the sale or grant of Restricted Shares and Unrestricted Shares (each, as defined in the Incentive Plan) and the grant of stock appreciation rights ("SARs") to employees, directors and consultants. The Incentive Plan also provides for Tax Offset Payments (as defined in the Incentive Plan) to employees. The Incentive Plan provides for the award of up to a maximum of 4,000,000 shares of Common Stock and is administered by the Board of Directors of Econophone. Econophone is required to seek the approval of its stockholders to materially increase the number of shares of Common Stock that may be issued under the Incentive Plan.

    The Incentive Plan provides that, in the event of a merger, consolidation, combination, exchange of shares, separation, spin-off, reorganization, liquidation or other similar transaction, the Board of Directors of Econophone may, in its sole discretion, accelerate the lapse of Restricted Periods (as defined in the Incentive Plan) and other vesting periods and waiting periods and extend exercise periods applicable to any awards made under the Incentive Plan, except that, upon a Change of Control (as defined in the Incentive Plan), if an employee has been employed by Econophone for the twelve month period preceding the Change of Control, vesting of any options held by such employee automatically will accelerate.

    As of December 31, 1997, Econophone had issued options to purchase 2,901,445 shares of Common Stock under the Incentive Plan, 1,109,445 of which were exercisable as of such date.

    The following table sets forth grants of options to purchase shares of Common Stock of Econophone made during 1997 to each Named Executive Officer.

                             OPTION GRANTS IN 1997

                                                 INDIVIDUAL GRANTS
                             ----------------------------------------------------------   POTENTIAL REALIZABLE
                                                 % OF TOTAL                                 VALUE AT ASSUMED
                                                   OPTIONS                               ANNUAL RATES OF STOCK
                                                 GRANTED TO                              PRICE APPRECIATION FOR
                                 NUMBER OF        EMPLOYEES    EXERCISE                       OPTION TERM
                                 SECURITIES       IN FISCAL    PRICE PER    EXPIRATION   ----------------------
NAME                         UNDERLYING OPTIONS   YEAR 1997    SHARE($)        DATE        5% ($)      10%($)
---------------------------  ------------------  -----------  -----------  ------------  ----------  ----------
Alfred West................          --              --           --            --           --          --
Alan L. Levy...............          --              --           --            --           --          --
Kevin A. Alward (1)........          --              --           --            --           --          --
Phillip J. Storin (2)......          --              --           --            --           --          --
Richard L. Shorten, Jr.....           50,000           16.7%   $    5.00      11/1/2007  $  157,223  $  398,435
Abe Grohman................           50,000           16.7%   $    5.00      11/1/2007  $  157,223  $  398,435
Jeremy S. Kagan............          --              --           --            --           --          --

------------------------
(1) Mr. Alward commenced employment with Econophone during February 1998. Mr. Alward will be granted options under the Incentive Plan during 1998, which will be subject to approval by the Board of Directors.

(2) Mr. Storin commenced employment with Econophone during February 1998. Mr. Storin will be granted options under the Incentive Plan during 1998, which will be subject to approval by the Board of Directors.

    The following table sets forth options exercised during 1997 and the fiscal year-end value of unexercised options for each Named Executive Officer.

            OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUES

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                             OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                                         DECEMBER 31, 1997             DECEMBER 31, 1997
                               SHARES ACQUIRED     VALUE REALIZED   ----------------------------  ----------------------------
NAME                           ON EXERCISE (1)          (1)          EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------  -------------------  ----------------  -------------  -------------  -------------  -------------
Alfred West................          --                  --              --             --             --             --
Alan L. Levy...............          --                  --              944,446      1,055,554    $ 2,361,115    $ 2,638,885
Kevin A. Alward (2)........          --                  --              --             --             --             --
Phillip J. Storin (3)......          --                  --              --             --             --             --
Richard L. Shorten, Jr.....          --                  --                    0         50,000              0              0
Abe Grohman................          --                  --                    0         50,000              0              0
Jeremy S. Kagan............          --                  --               10,000         20,000         25,000         50,000

------------------------
(1) No options were exercised during 1997.

(2) Mr. Alward commenced employment with Econophone during February 1998.

(3) Mr. Storin commenced employment with Econophone during February 1998.

    EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

    Econophone has entered into an employment agreement with Alfred West (the "West Employment Agreement"), effective as of January 1, 1997, pursuant to which Mr. West serves as Chief Executive Officer and Chairman of the Board of Directors of Econophone. The term of the West Employment Agreement extends until December 31, 1999, subject to any earlier termination in accordance with the terms thereof. Pursuant to the West Employment Agreement, Mr. West is entitled to receive an annual base salary of not less than $330,000 for each year of the employment term, subject to increases approved from time to time by the Board of Directors of Econophone or the compensation committee thereof and automatic increases each January 1 by the percentage increase in the consumer price index in New York over the consumer price index published the preceding January. In addition, Mr. West is eligible to participate in Econophone's incentive compensation programs and to receive such annual bonus or other compensation, including restricted stock or incentive stock options, as may be determined by Econophone's Board of Directors. Pursuant to the West Employment Agreement, Mr. West will be awarded an annual bonus of between 25% and 75% of his annual base salary, subject to attainment of certain performance goals as determined by the Board of Directors of Econophone or the compensation committee thereof. If Mr. West's employment is terminated prior to December 31, 1999 by Econophone without just cause or by Mr. West with good reason (including upon a Change of Control, as defined in the West Employment Agreement), he will be entitled to a severance payment equal to up to his annual base salary for the greater of one year or the remainder of the employment term, plus the continuation of his benefits for up to the greater of two years after the date of termination and the remainder of his employment term. The West Employment Agreement automatically will be renewed for successive one year periods unless, at least six months prior to the expiration of the employment term, either Mr. West or Econophone shall notify the other that it does not wish to extend the term. If Econophone does not offer to renew the West Employment Agreement, Mr. West will be entitled to a severance payment equal to one year's base salary, plus a continuation of his medical and other welfare benefits for one year.

    In August 1996, Econophone entered into an employment agreement with Alan L. Levy (as thereafter amended, the "Levy Employment Agreement") pursuant to which Mr. Levy serves as President and Chief Operating Officer of Econophone. The term of the Levy Employment Agreement extends until July 31, 1999, subject to any earlier termination in accordance with the terms thereof. Pursuant to the Levy Employment Agreement, Mr. Levy is entitled to receive an annual base salary of $210,000 during each year of the term thereof, subject to increases in the discretion of the Board of Directors. In addition, Mr. Levy is eligible to participate in Econophone's incentive compensation programs and to receive such annual bonus or other compensation, including restricted stock or incentive stock options, as may be determined by Econophone's Board of Directors. Pursuant to an incentive stock option agreement dated October 31, 1996, Econophone granted Mr. Levy incentive stock options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Levy is entitled to certain demand and piggyback registration rights with respect to such shares. If Mr. Levy's employment is terminated prior to July 31, 1999 by Econophone without just cause or if Mr. Levy and Econophone do not enter into a new employment agreement prior to the expiration of the Levy Employment Agreement, he will be entitled to a severance payment equal to one year's base salary.

    Messrs. Shorten, Grohman and Kagan do not have employment agreements with Econophone. As of January 1, 1998, the annual salary (exclusive of any bonus) for Messrs. Shorten, Grohman and Kagan was $165,000, $140,000 and $125,000, respectively. The Company expects to enter into employment agreements with Messrs. Alward and Storin providing for annual base salary of $216,000 and $180,000, respectively. Messrs. Alward and Storin also will be granted options under the Incentive Plan during 1998, which will be subject to approval by the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Econophone does not have a compensation committee. Decisions with respect to compensation matters that otherwise would be decided by a compensation committee are made by the Board of Directors as a whole.

    Alfred West, Alan L. Levy, Gary S. Bondi, Stephen West and Hartley R. Rogers, a former director of Econophone, participated in deliberations concerning executive officer compensation during 1997. Alfred West and Alan L. Levy receive compensation as officers of Econophone. Hartley R. Rogers, who, effective as of October 21, 1997, terminated his employment as a Managing Director of Morgan Stanley and as the President of the General Partner of Princes Gate, was a member of the Board of Directors until such time. Princes Gate, which is an affiliate of Morgan Stanley, owns 140,000 shares of Series A Preferred Stock. Effective November 1997, the holders of the Series A Preferred Stock designated Stephen Munger as a Director. Morgan Stanley Group, an affiliate of Morgan Stanley, previously purchased $7.0 million of Bridge Notes from Econophone, all of which have been redeemed. In addition, Morgan Stanley was the Placement Agent in connection with the 1997 Unit Offering and the 1998 Offering. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of Econophone's Common Stock as of March 1, 1998 by (i) each person known by Econophone to own beneficially more than 5% of the outstanding Common Stock, (ii) each of Econophone's directors, (iii) each of the chief executive officer and the other Named Executive Officers of Econophone and (iv) the directors and executive officers as a group.

                                                                                    BENEFICIAL OWNERSHIP(1)
                                                                            ----------------------------------------
NAME AND ADDRESS                                                             NUMBER OF SHARES       PERCENTAGE OF
OF BENEFICIAL OWNER                                                           OF COMMON STOCK      COMMON STOCK(2)
--------------------------------------------------------------------------  -------------------  -------------------
Alfred West...............................................................        11,000,000(3)            47.0%
Steven West...............................................................         4,500,000(4)            19.2%
Gary Bondi................................................................         4,500,000(5)            19.2%
Princes Gate Investors II, L.P............................................         3,420,701(6)            14.6%
  c/o Morgan Stanley & Co. Incorporated
    1585 Broadway
    New York, NY 10036
Kevin A. Alward...........................................................          --      (7)          --
Abe Grohman...............................................................          --      (8)           *
Jeremy S. Kagan...........................................................            10,000(9)           *
Alan L. Levy..............................................................         1,166,668(10)            4.7%
Stephen Munger............................................................          --                   --
Richard L. Shorten, Jr....................................................          --      (11)         --
Phillip J. Storin.........................................................          --      (12)         --
All Directors and Executive Officers as a Group (10 persons)..............        21,176,668               86.1%

------------------------

*   Less than one percent.

(1) Except where otherwise indicated, Econophone believes that all persons listed in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days from March 1, 1998. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except where otherwise indicated, the address of each person listed in the table is c/o Econophone, Inc., 45 Broadway, New York, NY 10006.

(2) Determined on an as-converted basis, assuming the conversion of all issued and outstanding shares of Series A Preferred Stock into Common Stock. As of March 1, 1998, each share of Series A Preferred Stock was convertible into
    24.43 shares of Common Stock, or a total of 3,420,701 shares of Common
    Stock.

(3) Includes 860,000 shares held by AT Econ Ltd. Partnership.

(4) Includes 860,000 shares held by SS Econ Ltd. Partnership and 85,000 shares held by SS Econ Ltd. Partnership No. 2.

(5) Includes 860,000 shares held by GS Econ Ltd. Partnership.

(6) Includes 31,704 shares of Series A Preferred Stock, which were convertible into 774,528 shares of Common Stock on March 1, 1998, owned by affiliates of Princes Gate over which Princes Gate has sole voting power.

(7) Mr. Alward commenced employment with Econophone during February 1998 and will be granted options under the Incentive Plan during 1998.

(8) Does not include options to purchase 50,000 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1998.

(9) Does not include options to purchase 20,000 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1998.

(10) All of such shares are issuable upon the exercise of options. Does not include options to purchase 833,332 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1998.

(11) Does not include options to purchase 50,000 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1998.

(12) Mr. Storin commenced employment with Econophone during February 1998 and will be granted options under the Incentive Plan during 1998.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT BY PRINCES GATE

    On November 1, 1996, Princes Gate purchased 140,000 shares of Series A Preferred Stock for a purchase price of $14.0 million, less $560,000 in fees. The Series A Preferred Stock is convertible into 3,420,701 shares of Common Stock.

SERIES A PREFERRED STOCK

    Certain of the terms of the Series A Preferred Stock issued to Princes Gate are described below. As a result of the consummation of the 1997 Unit Offering, Econophone was permitted pursuant to the terms of the Series A Preferred Stock to amend its Certificate of Incorporation so that the restrictions therein with respect to limitations on dividends, indebtedness, restricted payments and transactions with shareholders and affiliates became no more restrictive than the analogous covenants contained in the 1997 Indenture.

    RANKING. The Series A Preferred Stock is senior to all other capital stock of Econophone, whether outstanding as of the date of issuance of the Series A Preferred Stock or thereafter issued, as to dividend payments and distributions upon liquidation, dissolution or the winding up of Econophone.

    VOTING RIGHTS. In addition to such other vote, if any, as may be required by Delaware law, the affirmative vote of the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting together as a single class, shall be necessary to: (i) declare or pay any dividends on, or redeem or otherwise acquire any other class or series of capital stock of Econophone, except to the extent provided for pursuant to the terms of any class or series of capital stock approved by the affirmative vote of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock; (ii) authorize an amendment to Econophone's Certificate of Incorporation decreasing the liquidation preference of the Series A Preferred Stock or otherwise adversely affecting the preferences, rights or powers of the Series A Preferred Stock or the Series A Warrants (defined below); (iii) effect a voluntary liquidation, dissolution or winding up of Econophone or the sale of all or substantially all of its assets, or the merger, consolidation or recapitalization of Econophone; or (iv) amend the Certificate of Incorporation or bylaws in a manner or take any other action that would in any way impair, limit or delay the ability of the holders of the Series A Preferred Stock to exercise their voting rights, by written consent or at any meeting of shareholders of Econophone.

    BOARD REPRESENTATION. The holders of Series A Preferred Stock have the right to vote as a separate class to elect one director. This right terminates at such time as certain specified holders cease to hold at least 50% of the outstanding shares of Series A Preferred Stock or Econophone consummates an initial public offering of its Common Stock generating gross proceeds of at least $25.0 million and registered with the Securities and Exchange Commission (the "Commission").

    DIVIDENDS. The holders of Series A Preferred Stock were entitled to receive a dividend payable at the rate of 12% per annum, which was cumulative and compounded monthly. Dividends ceased to accrue and compound on the Series A Preferred Stock upon the consummation of the 1997 Unit Offering. Dividends will not be paid on any shares of Series A Preferred Stock prior to any redemption or liquidation (as described below) of such shares. Subject to certain exceptions, no dividends or other distributions, and no redemption, purchase or other acquisition for value, are allowed to be made with respect to any share of, or right to acquire, any other class or series of Econophone's capital stock other than the Series A Preferred Stock.

    LIQUIDATION. Upon the liquidation, distribution of assets, dissolution or winding up of Econophone, a holder of Series A Preferred Stock shall be entitled to receive, prior to the holders of Common Stock, $100 per share plus all accrued and unpaid dividends thereon.

    CONVERSION. At any time, any holder of Series A Preferred Stock may convert all or any portion thereof into Common Stock of Econophone. As of December 31, 1997, the shares of Series A Preferred Stock outstanding were convertible into 3,420,701 shares of Common Stock. Econophone may convert any of the shares of Series A Preferred Stock into Common Stock upon the closing of an initial public offering of its Common Stock generating gross proceeds of at least $25.0 million and registered with the Commission. The number of shares of Common Stock that each share of Series A Preferred Stock is convertible into is equal to the number of shares of Common Stock outstanding on November 1, 1996 (on a fully diluted basis), which was 22,564,000, multiplied by a fraction (i) the numerator of which is equal to the stated value with respect to the shares of Series A Preferred Stock being so converted, plus any dividends accrued thereon, and (ii) the denominator of which is equal to $100.0 million plus the number of dollars received by Econophone since November 1, 1996 from the exercise of specified options or warrants. The number of shares of Common Stock that each share of Series A Preferred Stock is converted into is subject to antidilution adjustment in the event of certain issuances of Common Stock or rights, options, warrants or convertible or exchangeable securities containing the right to acquire shares of Common Stock at below fair market value.

    REDEMPTION. Econophone is required to redeem the Series A Preferred Stock on October 31, 2006 at a price per share equal to $100 per share plus an amount equal to all accrued dividends (whether or not declared) on the Series A Preferred Stock to the date of redemption. Any holder of Series A Preferred Stock has the option to cause Econophone to redeem its shares in the event of
(i) an occurrence of certain changes of control, including if Alfred West ceases to own voting securities representing at least 25% of the total voting power of the outstanding voting securities of Econophone, or a person or group becomes the beneficial owner of voting securities representing more voting power than the voting securities then owned by Mr. West, (ii) the taking of any action by Econophone without the approval, if required, of the holders of a majority of the shares of the Series A Preferred Stock, (iii) non-compliance by Econophone with restrictions on certain transactions with affiliates and shareholders, (iv) Econophone's failure to maintain at least $10.0 million of "key man insurance" on Mr. Alfred West until November 1, 1999 or (v) Econophone's failure to limit its business to the telecommunications business (and businesses reasonably related or ancillary thereto). Except as provided in the foregoing, so long as the indebtedness under the NTFC Facility is outstanding, Econophone is not permitted to redeem the Series A Preferred Stock for cash, unless NTFC (or its assignee) waives this limitation in advance in writing. In connection with the Note Purchase Agreement, Econophone agreed to forego the right to redeem up to 40,000 shares of Series A Preferred Stock from Princes Gate at the stated value of $100 per share plus accrued dividends. See "--Bridge Funding by Morgan Stanley Group."

    LIMITATION ON INDEBTEDNESS. Econophone and certain of its subsidiaries are not permitted to incur any indebtedness except: (i) indebtedness in an aggregate principal amount not to exceed $20.0 million outstanding at any time; (ii) indebtedness incurred solely to fund the acquisition of assets used or useful in the telecommunications business; (iii) indebtedness issued in the 1997 Unit Offering and the 1998 Offering; (iv) indebtedness to Econophone or certain subsidiaries; (v) certain indebtedness or certain capital stock issued in exchange for, or the net proceeds of which are used to exchange, refinance, refund or defease certain outstanding indebtedness or capital stock, subject to certain exceptions; (vi) indebtedness (a) in respect of performance bonds, bankers' acceptances and surety or appeal bonds provided in the ordinary course of business, (b) under certain currency agreements and interest rate agreements, subject to certain conditions, and (c) arising from certain agreements providing for indemnification, adjustment of purchase price or similar options, or from guarantees or letters of credit, surety bonds or performance bonds securing any obligations of Econophone or any of its subsidiaries pursuant to such agreements, in any case incurred in connection with the disposition of any business, assets or subsidiary of Econophone, subject to certain exceptions.

    LIMITATION ON RESTRICTED PAYMENTS. Subject to certain exceptions, the ability of Econophone and certain subsidiaries to make investments is limited, except for (i) an investment in Econophone or certain subsidiaries; (ii) specified temporary cash investments; (iii) payroll, travel and similar advances to cover matters that are expected at the time of such advances ultimately to be treated as expenses in accordance with generally accepted accounting principles; (iv) notes and other evidences of indebtedness, not to exceed $2.0 million at any one time outstanding; (v) stock, obligations or securities received in satisfaction of judgments; (vi) relocation and similar loans to employees of Econophone or its subsidiaries not to exceed $150,000 at any one time outstanding; (vii) loans to employees of Econophone or its subsidiaries, in each case evidenced by an unsubordinated promissory note, for the purpose of enabling such employees to purchase capital stock of Econophone, in an amount not to exceed $1.5 million at any one time outstanding; and (viii) investments, not to exceed $5.0 million at any one time outstanding, if the Board of Directors of Econophone has determined that such investments constitute strategic investments.

    LIMITATION ON TRANSACTIONS WITH SHAREHOLDERS AND AFFILIATES. Subject to certain exceptions, Econophone may not, and may not permit any subsidiary to, directly or indirectly, enter into, renew or extend any transaction (including, without limitation, the purchase, sale, lease or exchange of property or assets, or the rendering of any service) with any holder (or any affiliate of such holder) of 5% or more of any class of capital stock of Econophone or with any affiliate of Econophone, except for transactions on terms at least as favorable to Econophone or such subsidiary as could be obtained on an arm's-length basis from a person that is not such an affiliate or 5% holder.

    LIMITATION ON LIENS. Subject to certain exceptions, Econophone may not, and may not permit certain subsidiaries to create, incur, assume or suffer to exist any lien on any of its assets or properties of any character, or any shares of capital stock or indebtedness.

    KEY MAN INSURANCE. Until November 1, 1999, Econophone is required to maintain in full force and effect "key man" insurance with a benefit of at least $10.0 million in the event of the death or long term incapacity of Mr. Alfred West, naming Econophone as sole beneficiary.

    MAINTENANCE OF BUSINESS. Econophone and certain of its subsidiaries are required to limit their business to the telecommunications business and businesses reasonably related or ancillary thereto.

SECURITYHOLDERS AGREEMENT

    Mr. Alfred West, Econophone and Princes Gate entered into a Securityholders Agreement in connection with Princes Gate's investment in Econophone (the "Securityholders Agreement"). Certain terms of the Securityholders Agreement are discussed below.

    REGISTRATION RIGHTS. The holders of the Series A Preferred Stock are entitled to certain registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Series A Warrants (as hereinafter defined) (all such shares of Common Stock being "Registrable Shares"). If Econophone proposes to register any of its securities under the Securities Act, the holders of the Series A Preferred Stock will be entitled to notice thereof and, subject to certain restrictions, to include their Registrable Shares in such registration. From November 1, 1999 until the consummation by Econophone of an initial public offering of Common Stock, holders of at least 50% of the outstanding Registrable Shares may (subject to certain conditions) make a demand that Econophone file a registration statement under the Securities Act. Thereafter, holders of at least 25% of the outstanding Registrable Shares may make up to two demands of Econophone to file a registration statement under the Securities Act, subject to certain conditions and limitations and provided that (i) in the discretion of the lead underwriter of the prior offering, no demand may be made within 180 days after the effective date of a prior demand registration and (ii) no two such demands may be made within any twelve month period. A holder of the Series A Preferred Stock's right to include shares in an underwritten registration is subject to the right of the underwriters to limit the number of shares included in the offering. Subject to certain limitations, Econophone is required to bear all registration, legal and other expenses in connection with these registrations and must provide appropriate indemnification.

    WARRANTS. If Econophone has not consummated an initial public offering by November 1, 2000, Econophone will be required to issue warrants (the "Series A Warrants") to the holders of the Series A Preferred Stock representing, in the aggregate, 5% of the outstanding shares of Common Stock, calculated on a fully diluted basis. Thereafter, at six month intervals until the consummation of an initial public offering, Econophone will be required to issue additional Series A Warrants to such holders to purchase shares of Common Stock representing, in the aggregate, 5% of the outstanding shares of Common Stock, calculated on a fully diluted basis. The right of the holders of the Series A Preferred Stock to receive additional Series A Warrants shall terminate at such time as the holders of the Series A Preferred Stock own shares of Common Stock, Series A Preferred Stock and Series A Warrants representing, in the aggregate, 25% of the Common Stock, calculated on a fully diluted basis. The Series A Warrants will have an exercise price of $.01 per share, a 10-year duration and will be subject to a warrant agreement containing customary provisions acceptable to the holders of the Series A Preferred Stock (including adjustments for stock splits, reverse stock splits and reclassifications).

    PARTICIPATION IN SALES BY MR. ALFRED WEST. Holders of the Series A Preferred Stock have the right to participate on a pro rata basis in sales of Common Stock by Mr. West on the same terms and conditions as Mr. West. Under certain circumstances, Mr. West has a right to require such persons to transfer their shares on a pro rata basis on the same terms and conditions as Mr. West. If the transfer by Mr. West would constitute a change of control pursuant to the terms of the Series A Preferred Stock, holders of the Series A Preferred Stock will be entitled to require Econophone to redeem their shares.

BRIDGE FUNDING BY MORGAN STANLEY GROUP

    On April 24, 1997, Econophone entered into the Note Purchase Agreement, pursuant to which Morgan Stanley Group, an affiliate of Princes Gate, agreed to purchase from Econophone up to $15,000,000 of Bridge Notes. At such time, Econophone paid to Morgan Stanley Group a commitment fee of $225,000 and agreed to pay a further fee of 2% of the principal amount of each issuance after the aggregate principal amount of Bridge Notes issued exceeded $5.0 million. Bridge Notes totalling $7.0 million were issued under the Note Purchase Agreement on the following dates: $3.0 million on April 24, 1997; $2.0 million on May 20, 1997; and $1.0 million on each of May 23, 1997 and May 30, 1997. The net proceeds from the Bridge Notes sold by Econophone were $6.6 million and were used to fund equipment and other capital expenditures and operations.

    Immediately following the consummation of the 1997 Unit Offering, all of the outstanding Bridge Notes ($7.0 million) were redeemed and all accrued interest thereon ($143,750) paid. At such time, the facility represented by the Note Purchase Agreement was terminated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    In connection with the Note Purchase Agreement, Econophone agreed to (i) forego the right to redeem up to 40,000 shares of Series A Preferred Stock from Princes Gate at the stated value of $100 per share plus accrued dividends, (ii) pay up to $100,000 of fees and expenses incurred by Morgan Stanley Group in connection with the transactions contemplated by the Note Purchase Agreement and
(iii) grant to Morgan Stanley Group and its affiliates the right to act as sole underwriter or placement agent in connection with the 1997 Unit Offering and to act as lead underwriter in the event of Econophone's initial public offering.

PRIVATE PLACEMENT OF UNITS AND NOTES BY MORGAN STANLEY

    Morgan Stanley, an affiliate of Princes Gate, acted as placement agent in respect of the 1997 Unit Offering and the 1998 Offering. In connection with the 1997 Unit Offering and the 1998 Offering, Econophone entered into Placement Agreements with Morgan Stanley pursuant to which it purchased the

Units or 1998 Notes for resale. The Placement Agreements provide, among other things, that Econophone and Morgan Stanley will indemnify each other against certain liabilities, including liabilities under the Securities Act, and will contribute to payments the other may be required to make in respect thereof. In addition, pursuant to the Placement Agreements, Econophone has certain obligations to register 1997 Notes, Warrants, shares of Common Stock and 1998 Notes on a shelf registration statement at the request, and for the benefit of, Morgan Stanley and any successor thereto.

OTHER RELATED PARTY LOANS

    On December 9, 1992, Econophone borrowed $200,000 from Mrs. Rose West, the mother of Messrs. Alfred West and Steven West, pursuant to an unsecured promissory note bearing interest at the rate of 9% per annum, payable on maturity. The obligation matured on December 8, 1997 and, on such date, was converted into a demand obligation. On November 16, 1993, Econophone borrowed $108,000 from Mrs. West pursuant to an unsecured promissory note that bears interest at a rate of 18% per annum, payable at maturity, and that matures on November 15, 1998.

    Since the third quarter of 1996, Mr. Alfred West has borrowed $214,022 from Econophone pursuant to unsecured, non-interest bearing notes, repayable upon demand.

E-GRAM

    Alfred West, the Chief Executive Officer of Econophone, owns 100% of the stock of E-Gram Corporation. E-Gram Corporation is in the process of developing an enhanced e-mail service that Econophone intends to license from E-Gram Corporation on a non-exclusive basis. Pursuant to the Securityholders Agreement, E-Gram Corporation is required to issue to Princes Gate shares of E-Gram Corporation equal to 10% of the outstanding capital stock thereof upon the commercialization of E-Gram Corporation's technology.

MINORITY INTEREST IN ECONOPHONE SERVICES GMBH

    The brother-in-law of Alfred West owns a 28% interest in Econophone's Swiss subsidiary, Econophone Services GmbH. Econophone Services GmbH is in the initial stages of commencing marketing efforts in Zurich and is expected to, over time, market Econophone's services in additional Swiss markets.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on Page F-1 herein.

    (a)(3) Exhibits.

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------

      3.1** Certificate of Incorporation of Econophone, Inc., as amended.

      3.2** Bylaws of Econophone, Inc.

      4.1* Specimen of Econophone, Inc.'s 13 1/2% Senior Note due 2007.

      4.2* Indenture, dated as of July 1, 1997, between Econophone, Inc. and The Bank of New York, as Trustee.

      4.3* Notes Registration Rights Agreement, dated July 1, 1997, between Econophone, Inc. and Morgan Stanley
           & Co. Incorporated.

      4.4* Collateral Pledge and Security Agreement, dated July 1, 1997, between Econophone, Inc. and The Bank of New York, as Trustee and Custodian.

      4.5** Specimen of Econophone, Inc.'s 11% Senior Discount Note due 2008.

      4.6** Indenture, dated as of February 18, 1998, between Econophone, Inc. and The Bank of New York, as
           Trustee.

      4.7** Notes Registration Rights Agreement, dated February 18, 1998, between Econophone, Inc. and Morgan
           Stanley & Co., Incorporated.

     10.1* Securityholders Agreement, dated as of November 1, 1996, between Alfred West, Econophone, Inc. and
           Princes Gate Investors II, L.P.

     10.2* Securities Purchase Agreement, dated as of November 1, 1996, between Econophone, Inc. and Princes
           Gate Investors II, L.P.

     10.3* Note Purchase Agreement, dated as of April 24, 1997, between Econophone, Inc. and Morgan Stanley
           Group Inc.

     10.4* Form of Note under Note Purchase Agreement.

     10.5* Placement Agreement, dated June 26 1997, between Econophone, Inc. and Morgan Stanley & Co.
           Incorporated, as Placement Agent.

     10.6* Warrant Agreement, dated as of July 1, 1997, between Econophone, Inc., and The Bank of New York, as
           Warrant Agent, containing as an exhibit, specimen of Warrant Certificate.

     10.7* Warrant Registration Rights Agreement, dated as of July 1, 1997, between Econophone, Inc. and Morgan
           Stanley & Co. Incorporated.

     10.8** Placement Agreement, dated February 12, 1998, between Econophone, Inc. and Morgan Stanley & Co.
           Incorporated, as Placement Agent.

     10.9** Second Amended and Restated Equipment Loan and Security Agreement, dated as of January 28, 1998, between Econophone, Inc. and NTFC Capital Corporation.

    10.10* Promissory Note, dated May 28, 1996, from Econophone, Inc. to NTFC.

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
    10.11* Promissory Note, dated March 27, 1997, from Econophone, Inc. to NTFC.

    10.12** Promissory Note, dated December 31, 1997, from Econophone, Inc. to NTFC.

    10.13** Stock Purchase Agreement, dated January 28, 1998, between Econophone, Inc. and the shareholders of
           VoiceNet.

    10.14* Employment Agreement, dated August 1, 1996, between Econophone, Inc. and Alan Levy, as amended
           October 31, 1996.

    10.15* Employment Agreement, dated January 1, 1997, between Econophone, Inc. and Alfred West.

    10.16* Amended and Restated Econophone, Inc. 1996 Flexible Incentive Plan.

    10.17* Lease, dated January 31, 1997, between Paramount Group, Inc. (45 Broadway Limited Partnership) and
           Econophone, Inc.

     12.1** Statement of Computation of the Ratios of Earnings to Fixed Charges.

     21.1** Subsidiaries of Econophone, Inc.

     23.1  Consent of Arthur Andersen LLP.

     24.1  Power of Attorney.

------------------------

 * Previously filed as exhibits to Registration Statement on Form S-4, Commission File number 333-33117, and hereby incorporated herein by reference.

** Previously filed as exhibits to Registration Statement on Form S-4, Commission File number 333-47711, and hereby incorporated herein by reference.

    (b) No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1998                  ECONOPHONE, INC.

                                By:               /s/ ALAN L. LEVY
                                     -----------------------------------------
                                                    Alan L. Levy
                                                   President and
                                              Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
       /s/ ALFRED WEST            and Chairman of the
------------------------------    Board of Directors          March 30, 1998
         Alfred West              (Principal Executive
                                  Officer)

                                President, Chief Operating
       /s/ ALAN L. LEVY           Officer and Director
------------------------------    (Principal Financial and    March 30, 1998
         Alan L. Levy             Accounting Officer)

              *
------------------------------  Director
        Gary S. Bondi

------------------------------  Director
         Steven West

              *
------------------------------  Director
        Steven Munger

*By:      /s/ ALAN L. LEVY                                     March 30, 1998
      -------------------------
            Alan L. Levy
          ATTORNEY-IN-FACT

* A manually signed Power of Attorney authorizing Alfred West, Alan L. Levy, and Richard L. Shorten and each of them to sign this Form 10-K as attorneys-in-fact has been filed with the Securities and Exchange Commission as an exhibit to this Form 10-K.

                                ECONOPHONE, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                PAGE
                                                                                                             -----------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................         F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1997...............................................         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997.................         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND
  1997.....................................................................................................         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997.................         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................         F-7

SCHEDULE II--SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS.................................................         S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Econophone, Inc.:

    We have audited the accompanying consolidated balance sheets of Econophone, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Econophone, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP

New York, New York

February 12, 1998

                       ECONOPHONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                                                               DECEMBER 31,
                                                                                          -----------------------
                                                                                             1996        1997
                                                                                          ----------  -----------

                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................................  $6,271,641  $67,201,901
  Accounts receivable, net of allowance for doubtful accounts of $761,372 and
    $1,593,531, respectively............................................................   7,946,042   16,796,253
  Prepaid expenses and other current assets.............................................     863,735    1,867,941
  Restricted cash and securities........................................................      --       10,462,500
                                                                                          ----------  -----------
      Total current assets..............................................................  15,081,418   96,328,595

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS net of accumulated depreciation and
  amortization of $1,643,151 and $3,689,550, respectively (Note 4)......................   6,242,472   23,216,765
Debt issuance costs.....................................................................      --        6,355,491
Other assets (Note 6)...................................................................   1,431,446    3,139,117
Restricted cash and securities..........................................................      --       48,964,970
                                                                                          ----------  -----------
      Total assets......................................................................  $22,755,336 $178,004,938
                                                                                          ----------  -----------
                                                                                          ----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable......................................................................  $5,190,086  $21,100,675
  Accrued expenses and other current liabilities........................................   6,188,847    5,355,975
  Interest accrued on Senior Notes......................................................      --       10,462,500
  Short-term borrowings (Note 8)........................................................   2,127,726      --
  Current maturities of long-term debt (Note 8).........................................     753,881    1,828,962
  Current maturities of obligations under capital lease (Note 14).......................     130,867      156,067
  Current maturities of notes payable--related party (Note 12)..........................       7,884      315,493
  Deferred revenue......................................................................     859,803    2,567,606
                                                                                          ----------  -----------
      Total current liabilities.........................................................  15,259,094   41,787,278

LONG-TERM DEBT (Note 8).................................................................   1,707,941    5,657,042
OBLIGATIONS UNDER CAPITAL LEASE (Note 14)...............................................     235,074      278,667
NOTES PAYABLE--RELATED PARTY (Note 12)..................................................     319,531      --
SENIOR NOTES............................................................................      --      149,680,000
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 11)...............................  13,357,940   14,327,588
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 10):
  Common stock--voting, par value $.0001; authorized 29,250,000 shares; 20,000,000
    shares issued and outstanding in 1996 and 1997......................................       2,000        2,000
  Non-Voting Common stock, par value $.0001; authorized 500,000 shares; no shares issued
    and outstanding.....................................................................      --          --
  Additional paid-in capital............................................................     481,870    6,081,870
  Cumulative translation adjustment.....................................................      --         (103,880)
  Retained earnings (deficit)...........................................................  (8,608,114) (39,705,627)
                                                                                          ----------  -----------
      Total stockholders' equity (deficit)..............................................  (8,124,244) (33,725,637)
                                                                                          ----------  -----------
      Total liabilities and stockholders' equity (deficit)..............................  $22,755,336 $178,004,938
                                                                                          ----------  -----------
                                                                                          ----------  -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  -----------
REVENUES......................................................................  $27,490,490 $45,102,882 $83,002,625
COST OF SERVICES..............................................................  19,735,530  35,368,603   63,707,453
                                                                                ----------  ----------  -----------
      Gross profit............................................................   7,754,960   9,734,279   19,295,172
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................................   7,087,735  16,833,779   37,897,940
DEPRECIATION AND AMORTIZATION.................................................     388,508   1,049,651    3,615,283
                                                                                ----------  ----------  -----------
      Income (loss) from operations...........................................     278,717  (8,149,151) (22,218,051)
OTHER INCOME..................................................................      31,425     106,580      101,926
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net....................................     (41,097)     26,649     (264,521)
INTEREST EXPENSE, net.........................................................    (147,826)   (295,677)  (7,747,219)
                                                                                ----------  ----------  -----------
      Net income (loss).......................................................  $  121,219  $(8,311,599) $(30,127,865)
                                                                                ----------  ----------  -----------
                                                                                ----------  ----------  -----------
BASIC EARNINGS (LOSS) PER SHARE (Note 2)......................................  $      .01  $    (0.43) $     (1.55)
                                                                                ----------  ----------  -----------
                                                                                ----------  ----------  -----------
PRO FORMA INFORMATION (Note 2):
  Income before pro forma provision for income taxes..........................  $  121,219
  Pro forma provision for income taxes........................................      41,214
                                                                                ----------
      Pro forma net income....................................................  $   80,005
                                                                                ----------
                                                                                ----------
PRO FORMA NET INCOME PER SHARE................................................  $      .00
                                                                                ----------
                                                                                ----------
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING (Note 2)...........  20,000,000  20,000,000   20,000,000
                                                                                ----------  ----------  -----------
                                                                                ----------  ----------  -----------

 The accompanying notes are an integral part of these consolidated statements.

                       ECONOPHONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                      RETAINED
                                                    COMMON STOCK        ADDITIONAL    EARNINGS    CUMULATIVE
                                               -----------------------   PAID-IN    (ACCUMULATED  TRANSLATION
                                                 SHARES      AMOUNT      CAPITAL      DEFICIT)    ADJUSTMENT      TOTAL
                                               ----------  -----------  ----------  ------------  -----------  ------------
BALANCE, December 31, 1994...................  20,000,000   $   2,000   $  391,883   $  694,217    $      --   $  1,088,100
Net income...................................          --          --           --      121,219           --        121,219
Distribution of S corporation earnings.......          --          --           --     (499,301)          --       (499,301)
                                               ----------  -----------  ----------  ------------  -----------  ------------
BALANCE, December 31, 1995...................  20,000,000       2,000      391,883      316,135           --        710,018
Distribution of S corporation earnings.......          --          --           --     (316,135)          --       (316,135)
Contribution of capital to C corporation.....          --          --       89,987           --           --         89,987
Net loss.....................................          --          --           --   (8,311,599)          --     (8,311,599)
Accretion of preferred stock.................          --          --           --      (15,115)          --        (15,115)
Dividends on preferred stock.................          --          --           --     (281,400)          --       (281,400)
                                               ----------  -----------  ----------  ------------  -----------  ------------
BALANCE, December 31, 1996...................  20,000,000       2,000      481,870   (8,608,114)          --     (8,124,244)
Net loss.....................................          --          --           --  (30,127,865)          --    (30,127,865)
Warrants.....................................          --          --    5,600,000           --           --      5,600,000
Accretion of preferred stock.................          --          --           --      (91,054)          --        (91,054)
Dividends on preferred stock.................          --          --           --     (878,594)          --       (878,594)
Cumulative translation adjustment............          --          --           --           --     (103,880)      (103,880)
                                               ----------  -----------  ----------  ------------  -----------  ------------
BALANCE, December 31, 1997...................  20,000,000   $   2,000   $6,081,870  ($39,705,627)  $(103,880)  ($33,725,637)
                                               ----------  -----------  ----------  ------------  -----------  ------------
                                               ----------  -----------  ----------  ------------  -----------  ------------

 The accompanying notes are an integral part of these consolidated statements.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $  121,219  $(8,311,599) $(30,127,865)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.............................................     388,508   1,049,651    3,615,283
    Provision for doubtful accounts...........................................     721,215     290,762      832,159
    Accreted interest expense.................................................      --          --          280,000
  Changes in assets and liabilities:
    Increase in accounts receivable...........................................  (5,694,774)   (887,670)  (9,682,370)
    Increase in prepaid expenses and other current assets.....................    (189,879)   (350,500)  (1,004,206)
    Increase in other assets..................................................      --      (1,514,284)  (3,276,550)
    Increase in accounts payable, accrued expenses and other current
      liabilities.............................................................   6,196,439   3,351,953   14,973,832
    Increase in interest accrued on senior notes..............................      --          --       10,462,500
    Increase in deferred revenue..............................................     494,409     365,394    1,707,803
                                                                                ----------  ----------  -----------
      Net cash provided by (used in) operating activities.....................   2,037,137  (6,006,293) (12,219,414)
                                                                                ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................................  (1,206,077) (4,246,997) (13,266,837)
                                                                                ----------  ----------  -----------
      Net cash used in investing activities...................................  (1,206,077) (4,246,997) (13,266,837)
                                                                                ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock...................................      --      13,061,425      --
  Proceeds from line of credit................................................   1,760,000     800,000      --
  Repayment of line of credit.................................................  (1,860,000) (1,000,000)     --
  Proceeds from short term borrowing..........................................      --       5,436,582      --
  Repayments of short-term borrowings.........................................      --      (3,308,855)  (2,127,726)
  Proceeds from long-term debt................................................      --       2,232,195      --
  Repayments of long-term debt................................................    (116,400)   (447,910)    (428,268)
  Repayments of notes payable--related party..................................      (9,383)    (10,636)     (11,922)
  Repayments of capital leases................................................     (85,379)   (117,844)    (232,612)
  Dividends paid..............................................................    (499,301)   (226,148)     --
  Proceeds from senior notes..................................................      --          --      149,400,000
  Proceeds from warrants......................................................      --          --        5,600,000
  Payment of debt issuance cost...............................................      --          --       (6,355,491)
  Proceeds from bridge loan...................................................      --          --        7,000,000
  Repayments of bridge loan...................................................      --          --       (7,000,000)
                                                                                ----------  ----------  -----------
      Net cash provided by (used in) financing activities.....................    (810,463) 16,418,809  145,843,981
                                                                                ----------  ----------  -----------
  Increase in cash and cash equivalents, (including restricted cash and
    securities)...............................................................      20,597   6,165,519  120,357,730
  Cash and cash equivalents, beginning of period..............................      85,525     106,122    6,271,641
                                                                                ----------  ----------  -----------
  Cash and cash equivalents, end of period (including restricted cash and securities)...............................................................  $  106,122  $6,271,641  $126,629,371
                                                                                ----------  ----------  -----------
                                                                                ----------  ----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest..................................................................  $  193,455  $  210,280  $   504,981
    Income Taxes..............................................................     193,554      --          --

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Accretion of preferred stock................................................  $   --      $   15,115  $    91,054
  Accrued dividends on preferred stock........................................      --         281,400      878,594
  Capital leases entered into.................................................     471,000     423,000    5,753,855

 The accompanying notes are an integral part of these consolidated statements.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

1. NATURE OF BUSINESS

    Econophone, Inc. ("Econophone") is a rapidly growing switch-based provider of long-distance telecommunications services in selected major U.S. and western European markets. Econophone's customer base consists primarily of residential customers, small- and medium-sized businesses and other telecommunications carriers. In the United States and the United Kingdom, Econophone provides principally international and domestic long distance, calling card, prepaid and carrier services. In continental Europe, Econophone provides principally international long distance, calling card and prepaid services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Econophone and its wholly owned subsidiaries, its 70% owned subsidiary, Telco Global Communications Ltd. (England) and its 72% owned subsidiary, Econophone Services GmbH (Switzerland) (collectively, the "Company"). The full amount of the net loss for the year ended December 31, 1997 for Telco Global Communications Ltd. and Econophone Services GmbH have been recorded in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company records revenue based on minutes of service provided. Deferred revenue consists of unused minutes on prepaid calling cards.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

PROPERTY AND EQUIPMENT

    Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years. Beginning July 1996, the Company adjusted the useful lives of equipment to be more reflective of their actual usefulness. The change in estimate was accounted for on a going forward basis. The impact to the 1996 results of operations was not material. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

INTERNAL-USE SOFTWARE

    The Company capitalizes certain software development costs for internal use. For the year ended December 31, 1997, the Company incurred approximately $897,000 of such costs and has included them in Other Assets. The capitalized software development costs are reported at the lower of unamortized cost or

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) net realizable value. These costs are amortized on a straight-line basis over the estimated useful life, generally two years. Such costs were immaterial, prior to 1997.

LONG-LIVED ASSETS

    The Company's policy is to record long-lived assets at cost. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections. At December 31, 1996, the adoption of SFAS 121 did not have a material effect on the Company. The Company amortizes these costs over the expected useful life of the related asset.

INCOME TAXES

    Prior to 1996, the Company was an S Corporation for federal and state income tax purposes and, as a result, the earnings of the Company were taxable directly to the shareholders. During 1996, the Company changed its tax status to a C Corporation.

    In the accompanying financial statements, pro forma income taxes have been provided for at the expected effective rate as if the Company was a C Corporation for the year ended December 31, 1995.

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries since such earnings are currently expected to be permanently reinvested outside the United States.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

    The Company accounts for stock-based compensation awards to outside consultants and affiliates based on the fair value of such awards. Accordingly, compensation costs for stock option awards to outside consultants and affiliates is measured at the date of grant based on the fair value of the award using The Black-Scholes option pricing model (See Note 13).

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income" and SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure only and will have no impact on the Company's financial position or results of operations, upon adoption.

FOREIGN CURRENCY EXCHANGE

    The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments generally are reflected as foreign currency translation adjustments in the Statement of Stockholders' Equity and, accordingly, have no effect on net income. Foreign currency transaction adjustments are reflected in the Statements of Operations.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

PER SHARE DATA

    During 1997, SFAS No. 128 "Earnings per Share" was issued and became effective for the Company's December 31, 1997 financial statements. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.

    The following is the reconciliation of net income (loss) per share as of December 31,

                                                       1995         1996            1997
                                                    ----------  -------------  --------------
Net income (loss).................................  $  121,219  ($  8,311,599) ($  30,127,865)
Less Dividends on Preferred Stock.................           0       (281,400)       (878,594)
                                                    ----------  -------------  --------------
Income (loss) available to common shareholders....  $  121,219  $  (8,592,999) $  (31,006,459)
                                                    ----------  -------------  --------------
                                                    ----------  -------------  --------------

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107") entitled "Disclosures About Fair Value of Financial Instruments," which requires entities to disclose information about the fair values of their financial instruments.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

LONG AND SHORT-TERM DEBT

    The carrying amount of the Company's short-term borrowings approximates fair value. The fair value of the Company's long-term debt, including current portions, is determined based on market prices for similar debt instruments or on the current rates offered to the Company for debt with similar maturities.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

3. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    As of December 31, 1997, the fair value based upon quotes from securities dealers and carrying value of the Company's Senior Notes were $168,175,000 and $149,680,000 respectively.

FOREIGN EXCHANGE CONTRACTS

    The Company from time to time uses foreign exchange contracts relating to its receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations in British Pounds, Belgian Francs and French Francs. The Company does not use derivative financial instruments for speculative purposes and, at December 31, 1996, the Company had no open foreign currency hedging positions. At December 31, 1997, the Company had $300,000 of open foreign currency hedging positions.

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                                           DECEMBER 31
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Equipment........................................................  $  7,189,102  $  23,403,236
Computer software................................................       182,963      1,365,820
Furniture and fixture............................................       136,399        634,269
Leasehold improvements...........................................       377,159      1,502,990
                                                                   ------------  -------------
                                                                      7,885,623     26,906,315
Less-Accumulated depreciation and amortization...................    (1,643,151)    (3,689,550)
                                                                   ------------  -------------
      Property, equipment and leasehold improvements, net........  $  6,242,472  $  23,216,765
                                                                   ------------  -------------
                                                                   ------------  -------------

    Depreciation expense for the years ended December 31, 1996 and 1997, was $1,008,402 and $2,296,855, respectively.

5. TERRITORIAL RIGHTS

    In September 1994, the Company entered into a joint venture with Europhone International Ltd. ("EI") to jointly market Econophone's services in the United Kingdom. EI engaged in sales and marketing, while Econophone provided network support, billing and transmission services.

    In connection with the modification of the joint marketing arrangement which occured in June 1996, EI granted the Company the right to compete with them in exchange for forgiveness of the net receivable due to the Company of $2,000,000. The Company charged this to operations in 1996 as an expense of the joint venture.

6. OTHER ASSETS

    Other assets consist primarily of security deposits and software development costs.

7. FOREIGN OPERATIONS AND CONCENTRATIONS

FOREIGN OPERATIONS

    The Company's trade accounts receivable are subject to credit risk. Although diversified due to the large number of customers comprising the geographically dispersed customer base, the Company does not require collateral or other security to support its receivables. The Company's total sales, operating income

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

7. FOREIGN OPERATIONS AND CONCENTRATIONS (CONTINUED)
(before interest, foreign currency exchange and other income) and identifiable assets by geographical area for the years ended and as of December 31, 1995, 1996 and 1997 are as follows:

                                                          UNITED                       OTHER
                                          ENGLAND         STATES        BELGIUM        EUROPE      CONSOLIDATED
                                       -------------  --------------  ------------  ------------  --------------
1995
Revenues.............................  $  14,172,747  $    8,292,415  $  4,235,155  $    790,173  $   27,490,490
                                       -------------  --------------  ------------  ------------  --------------
                                       -------------  --------------  ------------  ------------  --------------
Operating income.....................  $     143,693  $       84,074  $     42,939  $      8,011  $      278,717
Corporate expenses...................                                                                   (157,498)
                                                                                                  --------------
                                                                                                  $      121,219
                                                                                                  --------------
                                                                                                  --------------
Account receivable...................  $   4,343,590  $      900,883  $  1,331,276  $    773,385  $    7,349,134
Other identifiable assets............             --       2,183,642       397,675            --       2,581,317
Corporate assets.....................                                                                    577,770
                                                                                                  --------------
                                                                                                  $   10,508,221
                                                                                                  --------------
                                                                                                  --------------
1996
Revenues.............................  $  15,477,308  $   18,185,110  $  9,037,967  $  2,402,497  $   45,102,882
                                       -------------  --------------  ------------  ------------  --------------
                                       -------------  --------------  ------------  ------------  --------------
Operating loss.......................  ($  2,472,933)    ($3,855,148)   (1,472,157)     (348,913)    ($8,149,151)
Corporate expenses...................                                                                   (162,448)
                                                                                                  --------------
                                                                                                     ($8,311,599)
                                                                                                  --------------
                                                                                                  --------------
Accounts receivable..................  $   2,282,951  $    3,718,158  $  1,487,965  $    456,968  $    7,946,042
Other identifiable assets............      1,423,097       4,001,405       847,181       200,789       6,472,472
Corporate assets.....................                                                                  8,336,822
                                                                                                  --------------
                                                                                                  $   22,755,336
                                                                                                  --------------
                                                                                                  --------------
1997
Revenues.............................  $  18,362,999  $   48,898,882  $  7,980,848  $  7,759,896  $   83,002,625
                                       -------------  --------------  ------------  ------------  --------------
                                       -------------  --------------  ------------  ------------  --------------
Operating loss.......................  ($  2,966,508) ($  17,213,062)    ($374,446)    ($664,033) ($  21,218,049)
Corporate expenses...................                                                                 (7,909,816)
                                                                                                  --------------
                                                                                                  ($  29,127,865)
                                                                                                  --------------
                                                                                                  --------------
Accounts receivable..................  $   5,252,202  $    9,034,226  $  1,250,317  $  1,259,508  $   16,796,253
Other identifiable assets............      6,731,185      16,514,567       462,682       405,331      24,113,765
Corporate assets.....................                                                                137,094,920
                                                                                                  --------------
                                                                                                  $  178,004,938
                                                                                                  --------------
                                                                                                  --------------

    Management does not anticipate incurring losses on its trade receivables in excess of established allowances based on factors surrounding the credit risk of specific customers and historical trends.

    The revenues of Europhone International accounted for $13.2 million or 48% in 1995 and $14.2 million or 32% in 1996. The relationship was terminated in December 1996.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

7. FOREIGN OPERATIONS AND CONCENTRATIONS (CONTINUED)

SUPPLIERS

    Sprint Communication, Inc. ("Sprint"), one of the Company's principal suppliers of telephone lines, has a recorded lien on all accounts receivable of the Company. This lien is subordinated to the debt owed to Israel Discount Bank of New York (Note 8). For the years ended December 31, 1996 and 1997, Sprint supplied approximately $9.4 million and $6.0 million respectively, of telephone line usage to the Company. In addition, Switch Services, Inc. ('SSI") supplied approximately $6.9 million of telephone line usage to the Company in 1997. These amounts have been included in cost of services.

8. BORROWINGS

    At December 31, 1997, the Company was obligated under the following debt agreements:

                                                   CURRENT       LONG-TERM         TOTAL
                                                 ------------  --------------  --------------
Long-term debt:
  NTFC note (a)................................  $  1,633,136  $    5,521,792  $    7,154,928
  Cable lines (b)..............................       195,826         135,250         331,076
  Senior notes (c).............................                   149,680,000     149,680,000
                                                 ------------  --------------  --------------
                                                 $  1,828,962  $  155,337,042  $  157,166,004
                                                 ------------  --------------  --------------
                                                 ------------  --------------  --------------

------------------------

(a) On May 28, 1996, Econophone entered into a credit facility with NTFC, which has been amended and increased as to amount on several occasions. On January 28, 1998, the NTFC credit facility was amended and restated in its entirety in order to effect various amendments and increase the amount of NTFC's commitment thereunder (such credit facility, as amended and restated, is referred to herein as the "NTFC Facility"). The NTFC Facility provides for borrowings by Econophone and its subsidiaries to fund certain equipment acquisition costs and related expenses. The NTFC Facility provides for an aggregate commitment of NTFC of $24.0 million pursuant to three tranches of $2.0 million, $3.0 million and $19.0 million. Loans borrowed under each tranche of the NTFC Facility amortize in equal monthly installments over a five year period ending on July 1, 2001, April 1, 2002 and January 1, 2003, respectively. As of December 31, 1997, the aggregate amount outstanding under all tranches of the NTFC Facility was $7,154,928. Loans under the NTFC Facility accrue interest at an interest rate equal to the 90-day commercial paper rate plus 395 basis points, subject to certain quarterly adjustments depending upon financial performance. All of the equipment purchased with the proceeds of the NTFC Facility has been pledged to NTFC.

   The NTFC Facility requires Econophone to maintain a Debt Service Coverage
    Ratio for each quarter through December 31, 1999 of not less than 1.10 to
    1.00 and for each fiscal quarter thereafter of not less than 1.25 to 1.00. In addition, Econophone must maintain specified minimum cash balances (certain related business investments and acquisitions qualify as cash for the foregoing purposes). Econophone also must have EBITDA (as defined in the NTFC Facility) of not less than: negative $5,500,000 for the fiscal year ending December 31, 1998; $3,000,000 for the fiscal year ending December 31, 1999; $10,000,000 for the fiscal year ending December 31, 2000; and $10,000,000 for the

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

8. BORROWINGS (CONTINUED)
    fiscal year ending December 31, 2001. Econophone was in compliance with these covenants at December 31, 1997.

(b) The Company has six notes payable related to the purchase of cable lines. Three of these notes bear interest at 12%, and mature through September 1998. The remaining three notes bear interest at LIBOR plus 5%, and mature on June 30, 2001. These notes have quarterly principal and interest payments ranging from $5,849 to $30,291.

(c) The 1997 Unit Offering

   Econophone completed on July 1, 1997 the Offering of 155,000 units (each a
    "Unit"), each Unit consisting of one 13 1/2% Senior Note due 2007 of Econophone and one warrant (each a "Warrant") to purchase 8.167 shares of common stock of Econophone (the "Common Stock"). The Units were sold for an aggregate purchase price of $155.0 million. On December 5, 1997, the Company consummated an offer to exchange the notes issued in the 1997 Unit Offering for $155.0 million of notes that had been registered under the Securities Act.

   The 1997 Notes are unsecured unsubordinated obligations of Econophone, limited to $155.0 million aggregate principal amount at maturity, and mature on July 15, 2007. Interest on the 1997 Notes accrues at the rate of 13 1/2% per annum from the most recent interest payment date on which interest has been paid or provided for, payable semiannually (to holders of record at the close of business on the January 1 or July 1 immediately preceding the interest payment date) on January 15 and July 15 of each year, commencing January 15, 1998. At the closing of the 1997 Unit Offering, Econophone used $57.4 of the net proceeds of the 1997 Unit Offering to purchase the Pledged Securities, which were pledged as security for the payment of interest on the principal of the 1997 Notes. Proceeds from the Pledged Securities are being used by Econophone to make interest payments on the 1997 Notes through July 15, 2000. The Pledged Securities are being held by a trustee pending disbursement.

    Maturities of other long-term debt over the next five years are as follows:

1998............................................................  $2,144,455
1999............................................................  1,689,280
2000............................................................  1,688,848
2001............................................................  1,499,620
2002............................................................    779,294
                                                                  ---------
Total...........................................................  $7,801,497
                                                                  ---------
                                                                  ---------

9. TAXES

    As a telephone carrier and reseller doing business in New York State, the Company is required to file annual telephone and transmission tax returns in accordance with New York State tax laws. These returns include taxes on net worth, gross sales and gross profit. In addition, each type of tax requires an additional tax surcharge. The Company also remits federal and state excise taxes and other state and local sales taxes. All of these taxes are included in general and administrative expenses.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

9. TAXES (CONTINUED)
    As of December 31, 1997, the Company had a net operating loss carryforward of approximately $36,000,000 which is available to reduce its future taxable income and expires at various dates through 2012. A valuation allowance of approximately $14,000,000 has been established against this amount due to the uncertainties surrounding the utilization of the carryforward.

    A value added tax "VAT" is a tax charged on goods and services that is designed to be borne by the ultimate end user of the goods and services. Pursuant to the Sixth European Commission (the "EC") VAT Directive adopted in 1977 ("VAT Directive"), providers of telecommunications services in the European Union are liable for VAT in the EU member state where the provider of the services is established. The provider, in turn, charges VAT to its customers at the rate prevailing in the provider's country of establishment. To date, the collection of VAT by Econophone does not appear to have a material adverse effect on its ability to attract or retain customers and the collection of VAT has not required Econophone to reduce its prices to remain competitive.

    Econophone's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

10. STOCKHOLDERS' EQUITY (DEFICIT)

    On November 1, 1996, the Company's Articles of Incorporation were amended to change all of the authorized shares of Common Stock and Non-Voting Common Stock from no par value per share to $.0001 par value per share, to increase the number of shares of authorized Common Stock from 400 shares to 29,250,000 shares, to increase the number of authorized shares of Non-Voting Common Stock from 19,600 shares to 500,000 shares and to authorize the issuance of 250,000 shares of Preferred Stock (Note 11). Additionally, the Company effected a recapitalization whereby the outstanding shares of Common Stock were converted on a 73,125:1 basis.

    All information contained in the accompanying financial statements and footnotes has been retroactively restated to give effect to these transactions.

    Included within additional paid in capital, is $5.6 million attributable to the Warrants, which represents the portion of the issue price for the Units attributable to the fair value of the Warrants. Such amount has been recognized as a discount on the 1997 Notes and will be amortized over the term of the 1997 Notes. Each Warrant may be exercised for 8.167 shares of Common Stock at an exercise price of $.01 per share. The Warrants are exercisable for 1,265,885 shares of Common Stock, in the aggregate. The fair value of the shares issuable upon exercise of the Warrants was determined to be $4.43 per share based on an agreement between Econophone and the Placement Agent in connection with the 1997 Unit Offering. Among the factors considered in making such determinations were the history of the prospects for the industry in which Econophone competes, an assessment of Econophone's management, the present operations of Econophone, the historical results of operations of Econophone and the trend of its revenues and earnings, the prospects for future earnings of Econophone, the general condition of the securities markets at the time of the 1997 Unit Offering and the prices of similar securities of generally comparable companies. The Warrants expire on June 30, 2007.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

11. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On November 1, 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with Princes Gate Investors II, L.P., an affiliate of Morgan Stanley & Co., Incorporated, whereby it authorized and issued 140,000 shares of $.01 par value Redeemable Convertible Preferred Stock (the "Series A Preferred") for a purchase price of approximately $13,061,000, net of issuance costs. The stated redemption value on the preferred stock is $14,000,000 (or $100 per share). The Series A Preferred is senior to all other capital stock of the Company.

    The Series A Preferred accrued monthly cumulative dividends on each outstanding share at a rate of $1.00 per month. The accrued and unpaid dividends compound monthly at a rate of 12% per year. The dividends began to accrue and compound interest from the issuance date of the preferred stock and ceased to accrue on July 1, 1997, when the Senior Notes were issued.

    The mandatory redemption of the Series A Preferred is October 31, 2006. The redemption shall be in cash.

    Each holder of the Series A Preferred shall have the right, at the option of the holder, to convert any of its shares of Series A Preferred, into a number of fully paid and nonassessable whole shares of common stock. At any time, any holder of Series A Preferred Stock may convert all or any portion thereof into Common Stock of Econophone. As of December 31, 1997, the shares of Series A Preferred Stock outstanding were convertible into 3,420,701 shares of Common Stock. The number of shares of Common Stock that each share of Series A Preferred Stock is convertible into is equal to the number of shares of Common Stock outstanding on November 1, 1996 (on a fully diluted basis), which was 22,564,000, multiplied by a fraction (i) the numerator of which is equal to the stated value with respect to the shares of Series A Preferred Stock being so converted, plus any dividends accrued thereon, and (ii) the denominator of which is equal to $100.0 million plus the number of dollars received by Econophone since November 1, 1996 from the exercise of specified options or warrants.

12. RELATED PARTY TRANSACTIONS

    The Company has notes payable at December 31, 1996 and 1997 due to various related parties. These notes are unsecured, and accrue interest at annual rates ranging from 9% to 18%. One note is a demand obligation while the others have maturities which range through November 15, 1998.

    The Company has a non-interest bearing note receivable at December 31, 1997 for approximately $215,000 from a related party.

    The brother-in-law of Alfred West owns a 28% interest in Econophone's Swiss subsidiary, Econophone Services GmbH.

13. STOCK-BASED COMPENSATION PLANS

    On October 31, 1996, the Board of Directors adopted the Econophone, Inc. 1996 Flexible Incentive Plan (the "1996 Plan") and an Incentive Stock Option Agreement with the Chief Operating and Financial Officer of the Company. The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

13. STOCK-BASED COMPENSATION PLANS (CONTINUED) compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                              1996            1997
                          -------------  ---------------
    Net Loss:
      Available to        $  (8,592,999) $   (31,006,459)
      Common
      Shareholders
      Pro Forma              (9,088,001)     (31,797,731)
    Basic EPS:
      As Reported         $        (.43) $         (1.55)
      Pro Forma                    (.45)           (1.59)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

    During 1996, under the 1996 Plan, the Company granted 10,000 options to outside consultants. All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. Under SFAS No. 123, the fair value of the options granted to the consultants as of the date of grant using the Black-Scholes pricing model is $8,936. The NQSOs (as hereinafter defined) were granted to the consultants for terms of up to ten years, at an exercise price of $2.50 and are exercisable in whole or in part at stated times from the date of grant up to three years from the date of grant. As of December 31, 1996 and 1997, 0 and 1,667 of the options granted to the consultants were exercisable, respectively, and the expense recognized in 1996 and 1997 relating to these options was $496 and $2,976, respectively.

    The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 3,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs"), Non-qualified Stock Options (NQSOs), Stock Appreciation Rights ("SARs"), Restricted Stock and Unrestricted Stock. The SARs may be awarded either in tandem with options or on a stand-alone basis. Awards may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall never be less than the par value of the Company's common stock. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, ISOs and have been granted to key employees and directors for terms of up to ten years, at an exercise price of $2.50, and are exercisable in whole or in part at stated times from the date of grant up to three years from the date of grant. At December 31, 1996 and 1997, 226,527 and 1,109,250 options respectively, were exercisable under the Company's 1996 Plan.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Option activity during 1996 and 1997 is as follows:

                                                   1996                         1997
                                        ---------------------------  ---------------------------
                                                       WEIGHTED                     WEIGHTED
                                                        AVERAGE                      AVERAGE
                                          SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                                        ----------  ---------------  ----------  ---------------
Outstanding at beginning of year......      --            --          2,606,500     $    2.50
Granted...............................   2,606,500     $    2.50        294,945          5.00
Outstanding at end of year............   2,606,500          2.50      2,901,445          2.74
                                        ----------                   ----------         -----
                                        ----------                   ----------         -----
Exercisable at end of year............     226,527          2.50      1,109,250          2.50
Weighted average fair value of options
  granted.............................                       .89                         1.91

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: risk-free interest rate of 6.23 percent for 1996 and 1997; expected life of three years for 1996 and 1997; expected volatility of 43 percent for 1996 and 47% for 1997 and expected dividend yield of zero percent for 1996 and 1997.

    The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
               ------------------------------------------------------  --------------------------------
                   NUMBER       WEIGHTED AVERAGE                          NUMBER
  EXERCISE     OUTSTANDING AT       REMAINING       WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
    PRICE         12/31/97      CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/97    EXERCISE PRICE
-------------  --------------  -------------------  -----------------  -------------  -----------------
 $2.50-$5.00       2,901,445             8.97           $    2.74         1,109,250       $    2.50

14. COMMITMENTS AND CONTINGENCIES

    The Company has various lease agreements for offices, automobiles and other property. Future minimum annual lease payments under the Company's operating and capital leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                                       OPERATING     CAPITAL
                                                                         LEASES       LEASE
                                                                      ------------  ----------
1998................................................................  $  1,500,451  $  156,067
1999................................................................     1,535,221     159,311
2000................................................................     1,593,025      97,105
2001................................................................     1,629,640      21,481
2002................................................................     1,450,602         770
                                                                      ------------  ----------
Total minimum lease payments........................................  $  7,708,939  $  434,734
                                                                      ------------  ----------
                                                                      ------------  ----------

    The rent expense for the year ended December 31, 1996 and 1997 was approximately $394,000 and 1,378,000, respectively.

                       ECONOPHONE, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1997

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In January, 1998, the Company obtained a line of credit from European American Bank ("EAB") in the amount of $2,000,000 and a foreign exchange line in the amount of $5,000,000, which are collateralized by $2,300,000 in time deposits. Interest is charged at the prime rate in effect, and is payable monthly from the date of advance of the line.

    The Company has entered into employment agreements with certain officers which expire by December 31, 1999. The aggregate commitment for future compensation under these agreements is approximately $990,000. These officers are also eligible for annual bonuses based on performance.

    On January 29, 1998, the Company received notice from the minority partner in Telco, that pursuant to existing arrangements between them, it has elected to exercise an option to cause the Company to acquire its interest in Telco. The parties recently commenced negotiations with respect to the terms of such acquisition, including the form and amount of the consideration. There can be no assurance whether such acquisition ultimately will be consummated, and if consummated, on terms favorable to the Company.

15. SUBSEQUENT EVENTS

    VOICENET ACQUISITION. A definitive agreement to acquire VoiceNet was entered into on January 28, 1998. The closing of the VoiceNet Acquisition occurred on February 12, 1998. The initial purchase price for VoiceNet was $21.0 million and was paid out of cash on hand. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business for a period of up to one year following the closing of the acquisition.

    VoiceNet provides travellers and other callers with calling card services, which are advertised primarily in in-flight magazines. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since April 1996.

    SENIOR DISCOUNT NOTES. During February 1998, the Company authorized the issue and sale of Senior Discount Notes. The Notes will be unsecured unsubordinated obligations of the Company, initially limited to $300 million aggregate principal amount at maturity, and will mature on February 15, 2008, Although for federal income tax purposes a significant amount of original issue discount, taxable as ordinary income, will be recognized by the Holder as such discount accrues from the Closing Date, no interest will be payable on the Notes prior to February 15, 2003. From and after February 15, 2003, interest on the Notes will accrue at 11.0% from February 15, 2003 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semiannually (to Holders of record at the close of business on the February 1 or August 1 immediately preceding the Interest Payment Date) on February 15 and August 15 of each year, commencing August 15, 2003. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

                                  SCHEDULE II
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                          CHARGES
                                                            BALANCE AT    TO COSTS                    BALANCE AT
                                                            BEGINNING       AND        DEDUCTIONS       END OF
                                                            OF PERIOD     EXPENSES         (A)          PERIOD
                                                            ----------  ------------  -------------  ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    December 31,
        1997..............................................  $  761,372  $  3,890,525   $(3,058,366)  $  1,593,531
        1996..............................................     470,610       290,762       --             761,372
        1995..............................................     268,730       721,215      (519,335)       470,610

------------------------

(a) Represents writeoffs, recoveries and other deductions.