Form 10-Q
period 1998-03-31
ECONOPHONE INC
filed 1998-05-14
CIK 1043389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20529

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   -------------

                        Commission File Number 333-33117

                                ECONOPHONE, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        11-3132722
  -------------------------------                        -------------------
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

                                 Not applicable
           ----------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES ( X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                         OUTSTANDING AT APRIL 30, 1998
 ----------------------------              -----------------------------
 Common Stock, $.01 par value                       20,000,000

                        ECONOPHONE, INC. AND SUBSIDIARIES

                     1998 FIRST QUARTER REPORT ON FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1.  Financial Statements

Condensed Consolidated Statement of Operations--
  Three months ended March 31, 1998 and 1997
  (unaudited)                                                                3

Condensed Consolidated Balance Sheets--
  March 31, 1998 (unaudited) and December 31,
  1997 (derived from audited financial statements)                           4

Condensed Consolidated Statements of Cash Flows--
  Three months ended March 31, 1998 and 1997
  (unaudited)                                                                5

Notes to Condensed Consolidated Financial
  Statements (unaudited)                                                   6-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             8-11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  13

Part 1.  Financial Information

Item 1.  Condensed Consolidated Financial Statements and Notes thereto


                        ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except earnings per share)
                                  (unaudited)


                                                         Three months ended March 31,
                                                             1997             1998
                                                         -----------      -----------
REVENUES .............................................      $ 13,449       $ 41,660

COST OF SERVICES .....................................        10,690         31,456
                                                            --------       --------
        Gross profit .................................         2,759         10,204

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........         5,155         15,484

DEPRECIATION AND AMORTIZATION ........................           435          1,678
                                                            --------       --------
        Loss from operations .........................        (2,831)        (6,958)

OTHER INCOME .........................................            91            (73)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net ...........            (6)           116
INTEREST EXPENSE, net ................................          (116)        (5,679)
                                                            --------       --------
        Net loss .....................................      ($ 2,862)      ($12,594)
                                                            --------       --------
                                                            --------       --------
BASIC LOSS PER SHARE .................................      ($  0.16)      ($  0.63)
                                                            --------       --------
                                                            --------       --------
WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING ................................        20,000         20,000
                                                            --------       --------
                                                            --------       --------

                       ECONOPHONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                                         DECEMBER 31,  MARCH 31,
                                                                                             1997        1998
                                                                                           ---------   ---------
                                                                                           (see note) (unaudited)
                                      ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ............................................................  $  67,202   $  35,516
   Marketable securities ................................................................       --       170,213
   Accounts receivable, net of allowance for doubtful accounts
      of  $1,594 and $2,919, respectively ...............................................     16,796      25,119
   Prepaid expenses and other current assets ............................................      1,868       4,010
   Restricted cash and securities .......................................................     10,463       4,359
                                                                                           ---------   ---------
           Total current assets .........................................................     96,329     239,218

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
   accumulated depreciation and amortization of  $3,690 and $4,934,
   respectively..........................................................................     23,217      31,080

Debt issuance costs .....................................................................      6,355      13,282
Goodwill ................................................................................       --        20,401
Other assets ............................................................................      3,139       2,413
Restricted cash and securities ..........................................................     48,965      44,479
                                                                                           ---------   ---------
           Total assets .................................................................  $ 178,005   $ 350,873
                                                                                           ---------   ---------
                                                                                           ---------   ---------

           LIABILTIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable .....................................................................  $  21,101   $  22,963
   Accrued expenses and other current liabilities .......................................      5,356      16,613
   Interest accrued on Senior Notes .....................................................     10,463       4,359
   Current maturities of long-term debt .................................................      1,829       1,811
   Current maturities of obligations under capital lease ................................        156         151
   Current maturities of notes payable - related party ..................................        315         312
   Deferred revenue .....................................................................      2,568       2,911
                                                                                           ---------   ---------
           Total current liabilities ....................................................     41,787      49,120

LONG-TERM DEBT ..........................................................................      5,657       5,313
OBLIGATIONS UNDER CAPITAL LEASE .........................................................        279         238
SENIOR NOTES 1997 .......................................................................    149,680     149,820
SENIOR DISCOUNT NOTES 1998 ..............................................................       --       178,317
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK .........................................     14,328      14,350
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock-voting, par value $.0001 at December 31, 1997 and $.01 at March
      31, 1998; authorized 29,250,000 shares;
      20,000,000 shares issued and outstanding in 1997 and 1998 .........................          2         200
   Non-Voting common stock, par value $.0001 at December 31,
      1997 and $.01 at March 31, 1998; authorized 500,000 shares; .......................       --          --
       no shares issued and outstanding
   Additional paid-in capital ...........................................................      6,082       5,884
   Accumulated other comprehensive income ...............................................       (104)        (47)
   Retained earnings (deficit) ..........................................................    (39,706)    (52,322)
                                                                                           ---------   ---------
           Total stockholders' equity (deficit) .........................................    (33,726)    (46,286)
                                                                                           ---------   ---------
           Total liabilities and stockholders' equity (deficit ..........................  $ 178,005   $ 350,873
                                                                                           ---------   ---------
                                                                                           ---------   ---------

Note: The December 31, 1997 Balance Sheet is derived from audited financial statements.

                        ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                       Three months ended March 31,
                                                            1997        1998
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................  ($  2,862)  ($ 12,594)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization ....................        435       1,678
      Provision for doubtful accounts ..................        150       1,326
      Accreted interest expense ........................       --         2,672
   Changes in assets and liabilities:

      Increase in accounts receivable ..................     (1,765)     (9,649)
      Increase in prepaid expenses and
         other current assets ..........................       (443)       (862)
      Decrease in other assets .........................        189         583
      Increase in accounts payable, accrued
         expenses and other current liabilities ........      1,542       6,315
      Increase in deferred revenue .....................        300         343
                                                          ---------   ---------
         Net cash used in operating activities .........     (2,454)    (10,188)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..................     (1,795)     (9,108)
   Acquisition .........................................       --       (20,980)
   Purchase of marketable securities ...................       --      (170,213)
                                                          ---------   ---------
         Net cash used in investing activities .........     (1,795)   (200,302)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of short-term borrowings .................       (314)       --
   Proceeds from long-term debt ........................        688        --
   Repayments of long-term debt ........................       (624)       (362
   Repayments of notes payable - related party .........         (3)         (3)
   Repayments of capital leases ........................        (38)        (45)
   Proceeds from senior notes ..........................       --       175,785
   Payment of debt issuance costs ......................       --        (7,159)
                                                          ---------   ---------
         Net cash (used in) provided by financing a ....       (292)    168,215
                                                          ---------   ---------

(Decrease) increase in cash and cash equivalents,
   (including restricted cash) .........................     (4,541)    (42,275)
Cash and cash equivalents, beginning of period
   (including restricted cash) .........................      6,272     126,629
                                                          ---------   ---------
Cash and cash equivalents, end of period
   (including restricted cash) .........................  $   1,731   $  84,354
                                                          ---------   ---------
                                                          ---------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:

      Interest .........................................  $      92   $  11,488

SUPPLEMENTAL DISCLOSURE OF NONCASH

   ACTIVITIES:

   Accretion of preferred stock ........................  $      23   $      23
   Accrued dividends on preferred stock ................        433        --
   Capital leases executed .............................      2,226        --






DETAILS OF ACQUISITION:

   Fair value of assets acquired .......................       --        (1,280)
   Goodwill ............................................       --       (20,401)
   Liabilities assumed .................................       --           701
                                                          ---------   ---------
      Net cash paid for acquisition ....................  $    --     ($ 20,980)
                                                          ---------   ---------
                                                          ---------   ---------


                        ECONOPHONE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Econophone, Inc. ("Econophone" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with Econophone's audited annual consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1997 information to conform to the presentation used in 1998. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note B -- Senior Discount Notes

         Econophone consummated on February 18, 1998 its offering of $300.0 million aggregate principal amount at maturity of Senior Discount Notes (the "1998 Notes"). The net proceeds of the offering were approximately $168.6 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial value of $585.95. The 1998 Notes will fully accrete to face value on February 15, 2003. The 1998 Notes mature on February 15, 2008. Interest on the 1998 Notes will be paid in cash at a rate of 11% per annum on February 15 and August 15 of each year, beginning August 15, 2003. On or after February 15, 2003, the 1998 Notes will be redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 15, 2001, up to 35% of the aggregate principal amount of the 1998 Notes may be redeemed at 111% of their accreted value with the proceeds of one or more public equity offerings.

Note C - VoiceNet Acquisition

         On February 12, 1998 the Company acquired VoiceNet Corporation, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business for a period of up to one year following the closing of the acquisition. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since the inception of the business relationship in April 1996.

         The acquisition of VoiceNet has been accounted for under the purchase method of accounting. Goodwill was recorded to the extent the purchase price exceeded the fair value of the net assets purchased. Approximately $.6 million of the initial purchase price reflects the underlying value of the assets acquired and $20.4 million reflects goodwill. Goodwill is being amortized over 20 years. The pro-forma effect of the acquisition is not material for the quarter.

Note D - Telco Minority Interest

         In the United Kingdom, the majority of Econophone's sales are made through Telco Global Communications ("Telco"), its majority owned subsidiary that was established during the fourth quarter of 1996. Telco's revenues are derived primarily from international and domestic long distance services and the sale of prepaid cards. In January 1998, Econophone received notice from the minority shareholder in Telco that, pursuant to existing arrangements between such minority shareholder and Econophone, such minority shareholder had elected to exercise an option to cause Econophone to acquire the minority shareholder's interest in Telco. The parties recently commenced negotiations with respect to the terms of such acquisition, including the form and amount of the consideration. There can be no assurance whether such acquisition ultimately will be consummated and, if consummated, on terms favorable to the Company.

Note E - Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

Note F - Comprehensive Income

         Effective March 31, 1998, Econophone adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the quarter ended March 31, 1998, the components of other comprehensive income were immaterial. The components of other comprehensive income consist primarily of foreign currency translation adjustments.

Note G - Change in State of Incorporation

         In February 1998, the New York corporation "Econophone, Inc." was merged into its wholly-owned subsidiary named "Econophone, Inc." which had been incorporated in the State of Delaware for the sole purpose of changing the state of incorporation of the Company. The Delaware corporation was the surviving entity in the merger. In connection with the foregoing, the par value of the Company's common stock was changed to $.01 per share of voting and non-voting common stock.

Note H -- Per Share Data

         Per share data is based on the standards of SFAS No. 128 "Earnings Per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to shareholders is calculated as net income less dividends on preferred stock, which in the first quarter of 1997 was approximately $433,000. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.

Note I -- Retained Earnings

         The change in retained earnings reflects net loss for the period, as well as the accretion of preferred stock, which was approximately $23,000 for both the quarters ended March 31, 1997 and 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Econophone's financial statements and the notes thereto included in the annual report on form 10-K for the year ended December 31, 1997 filed by Econophone pursuant to the requirements of the Securities Exchange Act of 1934. Certain of the matters discussed in this item may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of Econophone for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following:
(i) inaccuracies in the Company's forecasts of traffic or customers; (ii) highly competitive market conditions; (iii) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (iv) changes in the availability of transmission facilities; (v) loss of a customer which provides significant revenues to the Company; (vi) concentration of credit risk; (vii) foreign currency fluctuations; (viii) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan
L. Levy, the President and Chief Operating Officer or (ix) changes in international settlement rates. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

Overview

         Econophone is a switch-based provider of long distance telecommunications services in certain major U.S. and western European markets. Econophone's customer base consists primarily of small- and medium-sized businesses, residential customers and other telecommunications carriers, with a focus on customers with significant international calling needs. In the United States and the United Kingdom, Econophone provides principally international and domestic long distance, calling card, prepaid and wholesale services. In Continental Europe, Econophone provides principally international long distance, calling card and prepaid services. Econophone's services utilize various access methods including "1xxx", "1+", local dial-up, national toll free and international toll free access.

         Econophone's strategy is to: (i) expand into additional geographic markets in Continental Europe, the United Kingdom, the United States and Canada, with a focus on markets that generate substantial international calling traffic;
(ii) add customers in its existing markets; (iii) migrate additional switched traffic onto its expanding network and (iv) deliver an expanded portfolio of features and services to its customers. Econophone intends to implement its strategy by continuing to expand its network, broadening its sales and marketing efforts and developing and introducing innovative services and features.

         Econophone consummated on February 18, 1998 its offering of $300.0 million aggregate principal amount at maturity of Senior Discount Notes (the "1998 Notes"). The net proceeds of the offering were approximately $168.6 million. The 1998 Notes mature on February 15, 2008. The net proceeds from the offering are expected to be used primarily for the purchase of telecommunications equipment and indefeasible rights of use ("IRUs").

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997


                                                 Quarter Ended March 31,
                                                 -----------------------
                                               1997      1998       % Change
                                             -------    -------     --------
                                                      (in thousands)

         Revenue

         United States .........              $8,504    $21,038         147%

         United Kingdom ........               1,372     16,038        1068%

         Continental Europe ....               3,573      4,584          28%
                                             -------    -------     -------
         Total .................             $13,449    $41,660         210%
                                             -------    -------     -------
                                             -------    -------     -------


                                                 Quarter Ended March 31,
                                                 -----------------------
                                               1997       1998    % Change
                                              ------    -------   --------
                                                    (in thousands)
         Billable minutes of use

         United States                        38,165     90,647       137%

         United Kingdom                        2,786     60,242      2062%

         Continental Europe                    3,308      7,837       136%
                                              ------    -------       ---
         Total                                44,259    158,726       259%
                                              ------    -------       ---
                                              ------    -------       ---


         Revenues. Revenues for the three months ended March 31, 1998 increased 210% to $41.7 million from $13.4 million for the three months ended March 31, 1997. Billable minutes of use increased 259% to 158.7 million in the current quarter from 44.3 million in the comparable prior year quarter. The year-to-year revenue increase was primarily attributable to strong customer growth in both the United States and United Kingdom markets. The number of customers serviced by the Company increased to approximately 209,000 at March 31,1998 from approximately 40,000 at March 31,1997. Revenues for all products increased substantially from the first quarter of 1997 to the first quarter of 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition, most notably in the U.K. market.

         Gross Profit. The gross profit margin of 24.5% reported for the quarter ended March 31, 1998 increased 4.0% from the 20.5% achieved in the quarter ended March 31, 1997. This increase was due to lower network costs and an increase in the percentage of revenue derived from the higher margin U.K. and Continental European markets, partially offset by price reductions occurring primarily in the U.K. and Continental European markets. Network expansion and increased utilization of transmission capacity contributed to lower per minute costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the first quarter of 1998 were $15.5 million, representing 37.2% of revenue, compared to $5.2 million in the first quarter of 1997, or 38.3% of revenue. The slight decrease in selling, general and administrative expenses as a percentage of revenues during the first quarter of 1998 was primarily attributable to the significant increase in revenues from the first quarter of the prior year.

         Depreciation and amortization. Depreciation and amortization expenses increased to $1.7 million for the three months ended March 31, 1998 from $.4 million for the three months ended March 31, 1997. This increase was substantially due to the continuing build out of the Company's network in the United States, the United Kingdom and Continental Europe and amortization of costs associated with the Company's issuance of $155.0 million aggregate principal amount of 13 1/2% Senior Notes on July 1, 1997 (the "1997 Notes") and the 1998 Notes.

         Interest expense, net. Interest expense increased to $8.1 million in the first quarter of 1998 from $.1 million in the prior year comparable quarter. This increase was attributable to the issuance of the 1997 Notes and the 1998 Notes. Interest income increased to $2.4 million in the first quarter of 1998 from less than $.1 million in the first quarter of 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received in connection with these offerings.

         Net loss. The Company reported a net loss of $12.6 million for the first quarter of 1998, compared to a net loss of $2.9 million for the first quarter of 1997. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

Liquidity and Capital Resources

         Econophone consummated on February 18, 1998 its offering of the 1998 Notes. The net proceeds of the offering were approximately $168.6 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial value of $585.95. The 1998 Notes will fully accrete to face value on February 15, 2003. The 1998 Notes mature on February 15, 2008. Interest on the 1998 Notes will be paid in cash at a rate of 11% per annum on February 15 and August 15 of each year, beginning August 15, 2003. On or after February 15, 2003, the 1998 Notes will be redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 15, 2001, up to 35% of the aggregate principal amount of the 1998 Notes may be redeemed at 111% of their accreted value with the proceeds of one or more public equity offerings.

         On February 12, 1998 the Company acquired VoiceNet Corporation, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business for a period of up to one year following the closing of the acquisition. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since the inception of the business relationship in April 1996.

         At March 31, 1998, Econophone had approximately $35.5 million in cash and cash equivalents and $170.2 million in marketable securities, compared to $67.2 million in cash and cash equivalents and $0 in marketable securities, at December 31, 1997. Econophone's net cash used by operating activities was $10.2 million for the three months ended March 31, 1998, and was primarily attributable to a net loss of $12.6 million and an increase in accounts receivable of $9.6 million, partially offset by an increase in accounts payable of $6.3 million. Cash used in investing activities of $200.3 million for the three months ended March 31, 1998 was attributable to the purchase of marketable equity securities, the VoiceNet acquisition and investments made primarily in switching and other telecommunications equipment and IRUs. Cash provided by financing activities of $168.2 million was primarily related to the net proceeds aggregating $175.8 million that were received in connection with the issuance of the 1998 Notes, partially offset by payments of debt issuance costs related to the offering of $7.2 million.

         Econophone currently expects capital expenditures during 1998 to range between $50 million and $100 million, of which $9.1 million was expended during the first three months of 1998. These investments will be made principally to support the continued growth of Econophone's network, including the purchase of telecommunications equipment and the purchase of additional transatlantic IRUs, as well as the continued development of Econophone's back office capabilities, including its management information and network management systems.

         Econophone intends to fund its capital expenditures for the foreseeable future with the proceeds remaining from the issuance of the 1997 Notes and 1998 Notes and, to the extent available on attractive terms, vendor financing. Econophone expects to continue to make significant capital expenditures as it continues to expand the geographic scope of its services in Continental Europe, the United States, the United Kingdom and Canada, and to increase its network capabilities and network infrastructure. Econophone's actual capital expenditures and cash requirements will depend on numerous factors, including the nature of future expansion, the availability of opportunities to acquire additional network infrastructure, economic conditions, competition, regulatory developments and the ability to incur debt and make capital expenditures under the terms of the 1997 Notes and 1998 Notes and the agreement with respect to its equipment financing from NTFC Capital Corporation.

         In addition, the Company may pursue acquisitions, joint ventures and other similar alliances with telecommunications companies or complementary businesses. The capital required for the Company to enter into any such acquisition, joint venture or similar alliance is likely to be substantial and, in such an event, the Company may require substantial amounts of additional capital. There can be no assurance that such capital will be available when necessary and, if available, on terms favorable to the Company.

         Foreign Currency Exposure

         Econophone is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Econophone bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the 1997 and 1998 Notes is in U.S. dollars. For the first quarter of 1998 and 1997, approximately 49% and 24%, respectively, of Econophone's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Belgian francs and French francs. The effect of these fluctuations on Econophone's revenues for the three months ended March 31, 1998 and 1997 was immaterial. As Econophone expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Econophone, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Econophone does not use derivative financial instruments for speculative purposes. At March 31, 1998 and March 31, 1997, Econophone had no open foreign currency hedging positions.

         New Accounting Pronouncements

         In June 1997, Statement of Financial Accounting Standards (SFAS)
No. 130 -"Reporting Comprehensive Income" and SFAS No. 131 -"Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997, although SFAS No. 131 is not required for interim reporting. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure only and will have no impact on the Company's financial position or results of operations.

         Year 2000 Compliance

         The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred.

         The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

PART II - Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the three-month period ended March 31, 1998, the holders of all of the outstanding shares of common stock and preferred stock of the Company elected by written consent to reincorporate Econophone as a Delaware corporation through a merger into a wholly owned subsidiary. The merger and reincorporation became effective on February 11, 1998. See Note "F" to the condensed consolidated financial statements included in this report on form 10-Q.

Item 5.  Other Information

         None.

Item 6 Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27.1 Financial Data Schedule.

         (b) The Company filed a report on Form 8-K on February 17, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECONOPHONE, INC.

                                       (registrant)

Date  May  , 1998                      By /s/ ALAN LEVY
                                       --------------------------------------
                                       Name:    Alan Levy

                                       Title:   President and
                                                Chief Operating Officer

Date May  , 1998                       By /s/ PHILLIP STORIN
                                       --------------------------------------
                                       Name:    Phillip Storin

                                       Title:   Senior Vice President and
                                                Chief Financial Officer