Form 10-Q
period 1998-06-30
ECONOPHONE INC
filed 1998-08-13
CIK 1043389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20529

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   -------------
         Commission File Number 333-33117



                                ECONOPHONE, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   11-3132722
  ------------------------                       ----------------
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



                                 Not applicable
              ----------------------------------------------------
           (Former address of principal executive offices) (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES ( X) NO ( )



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT JULY 31, 1998
   -------------------------------         -------------------------------------
     Common Stock, $.01 par value                      20,000,000

Non-Voting Common Stock, $.01 par value                  56,000

                        ECONOPHONE, INC. AND SUBSIDIARIES

                     1998 SECOND QUARTER REPORT ON FORM 10-Q



                                      INDEX





PART I. FINANCIAL INFORMATION                                                  PAGE NO.

Item 1.  Financial Statements

Condensed Consolidated Statement of Operations
Three and Six months ended June 30, 1998 and June 30, 1997
(unaudited)                                                                        3

Condensed Consolidated Balance Sheets -
June 30, 1998 (unaudited) and December 31,
1997 (derived from audited financial statements)                                   4

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1998 and June 30, 1997
(unaudited)
                                                                                   5
Notes to Condensed Consolidated Financial
Statements (unaudited)                                                            6-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                    8-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                            13

SIGNATURES                                                                           14


Part 1. Financial Information

Item 1. Condensed Consolidated Financial Statements and notes thereto


                       ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except basic loss per share)
                                  (unaudited)





                                                   Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                 1997        1998        1997        1998
                                               --------    --------    --------    --------

REVENUES                                       $ 16,997    $ 48,754    $ 30,446    $ 90,414

COST OF SERVICES                                 13,322      35,585      24,012      67,041
                                               --------    --------    --------    --------
        Gross profit                              3,675      13,169       6,434      23,373

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      7,741      19,272      12,896      34,756

DEPRECIATION AND AMORTIZATION                       634       2,424       1,069       4,102
                                               --------    --------    --------    --------
        Loss from operations                     (4,700)     (8,527)     (7,531)    (15,485)

OTHER INCOME                                         (5)       (196)         86        (269)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net          (22)         (2)        (28)        114
INTEREST EXPENSE, net                              (169)     (6,597)       (285)    (12,276)
                                               --------    --------    --------    --------
        Net loss                               ($ 4,896)   ($15,322)   ($ 7,758)   ($27,916)
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------

BASIC LOSS PER SHARE                           ($  0.27)   ($  0.77)   ($  0.43)   ($  1.40)
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------
WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                            20,000      20,000      20,000      20,000
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------


                       ECONOPHONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                ASSETS                                           DECEMBER 31,     JUNE 30,
                                ------                                              1997            1998
                                                                                 ------------     --------
                                                                                  (see note)      (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                                $  67,202       $  45,086
        Marketable securities                                                         --           134,956
        Accounts receivable, net of allowance for doubtful accounts
           of $1,594 and $4,838, respectively                                       16,796          29,291
        Prepaid expenses and other current assets                                    1,868           4,637
        Restricted cash and securities                                              10,463           9,591
                                                                                 ---------       ---------
                Total current assets                                                96,329         223,561

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
   accumulated depreciation and amortization of $3,690 and $6,561,                  23,217          55,991
   respectively
Debt issuance costs                                                                  6,355          12,947
Intangibles                                                                           --            20,613
Other assets                                                                         3,139           2,059
Restricted cash and securities                                                      48,965          40,065
                                                                                 ---------       ---------
                Total assets                                                     $ 178,005       $ 355,236
                                                                                 ---------       ---------
                                                                                 ---------       ---------


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ---------------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                         $  21,100       $  26,495
        Accrued expenses and other current liabilities                               5,357          21,479
        Interest accrued on Senior Notes                                            10,463           9,591
        Current maturities of long-term debt                                         1,829           2,608
        Current maturities of obligations under capital lease                          156             141
        Current maturities of notes payable - related party                            315             308
        Deferred revenue                                                             2,568           4,083
                                                                                 ---------       ---------
                Total current liabilities                                           41,787          64,705

LONG-TERM DEBT                                                                       5,657           4,816
OBLIGATIONS UNDER CAPITAL LEASE                                                        279             202
SENIOR NOTES 1997                                                                  149,680         149,960
SENIOR DISCOUNT NOTES 1998                                                            --           183,112
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     14,328          14,373
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock-voting, par value $.0001 at December 31, 1997 and $.01 at
           June 30, 1998; authorized 29,250,000 shares;
           20,000,000 shares issued and outstanding in 1997 and 1998                     2             200
        Non-Voting common stock, par value $.0001 at December 31,
           1997 and $.01 at June 30, 1998; authorized 500,000 shares;                 --              --
            no shares issued and outstanding
        Additional paid-in capital                                                   6,082           5,895
        Accumulated other comprehensive income                                        (104)           (360)
        Retained earnings (deficit)                                                (39,706)        (67,667)
                                                                                 ---------       ---------
               Total stockholders' equity (deficit)                               (33,726)         (61,932)
                                                                                 ---------       ---------
                Total liabilities and stockholders' equity (deficit)             $ 178,005       $ 355,236
                                                                                 ---------       ---------
                                                                                 ---------       ---------

Note: The December 31, 1997 Balance Sheet is derived from audited financial statements.

                       ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Six months ended June 30,
                                                                  1997         1998
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                               ($  7,758)   ($ 27,916)

        Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization                      1,069        4,102
                Provision for doubtful accounts                     --          3,244
                Accreted interest expense                           --          7,645
        Changes in assets and liabilities:
                Increase in accounts receivable                   (4,841)     (15,739)
                Increase in prepaid expenses and
                   other current assets                             (781)      (2,769)
                Increase/decrease in other assets                   (798)         501
                Increase in accounts payable, accrued
                   expenses and other current liabilities          4,761       20,646
                Increase in deferred revenue                         650        1,515
                                                               ---------    ---------
                   Net cash used in operating activities          (7,698)      (8,771)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                        (3,285)     (35,645)
        Net cash paid for acquisition                               --        (20,980)
        Purchase of marketable securities                           --       (134,956)
                                                               ---------    ---------
                   Net cash used in investing activities          (3,285)    (191,581)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bridge loan                                  7,000         --
        Repayments of short-term borrowings                       (1,642)        --
        Proceeds from long-term debt                                 119          922
        Repayments of long-term debt                                --           (984)
        Repayments of notes payable - related party                   (6)          (7)
        Repayments of capital leases                                (128)         (92)
        Proceeds from senior discount notes                         --        175,785
        Payment of debt issuance costs                              --         (7,159)
                                                               ---------    ---------
                   Net cash provided by financing activities       5,343      168,465
                                                               ---------    ---------
(Decrease) in cash and cash equivalents,
        (including restricted cash)                               (5,640)     (31,887)
Cash and cash equivalents, beginning of period
        (including restricted cash)                                6,272      126,629
                                                               ---------    ---------
Cash and cash equivalents, end of period
        (including restricted cash)                            $     632    $  94,742
                                                               ---------    ---------
                                                               ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
        Cash paid during the period for:
                Interest                                       $     245    $  11,710

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
        Accretion of preferred stock                           $      45    $      46
        Accrued dividends on preferred stock                         879         --
        Capital leases executed                                    2,472         --


DETAILS OF ACQUISITION:
        Fair value of assets acquired                               --         (1,068)
        Goodwill                                                    --        (20,613)
        Liabilities assumed                                         --            701
                                                               ---------    ---------
                Net cash paid for acquisition                       --      ($ 20,980)
                                                               ---------    ---------
                                                               ---------    ---------

                                       5

                        ECONOPHONE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Econophone, Inc. ("Econophone" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with Econophone's audited annual consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1997 information to conform to the presentation used in 1998. Operating results for the three-month or six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.



Note B -- Senior Discount Notes

         Econophone consummated on February 18, 1998 its offering of $300.0 million aggregate principal amount at maturity of Senior Discount Notes (the "1998 Notes"). The net proceeds of the offering were approximately $168.6 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial value of $585.95. The 1998 Notes will fully accrete to face value on February 15, 2003. The 1998 Notes mature on February 15, 2008. Interest on the 1998 Notes will be paid in cash at a rate of 11% per annum on February 15 and August 15 of each year, beginning August 15, 2003. On or after February 15, 2003, the 1998 Notes will be redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 15, 2001, up to 35% of the aggregate principal amount of the 1998 Notes may be redeemed at 111% of their accreted value with the proceeds of one or more public equity offerings. On April 24, 1998 the Company consummated an exchange offer for the 1998 Notes pursuant to which holders of the 1998 Notes were entitled to exchange the 1998 Notes for registered notes having terms identical to the 1998 Notes.



Note C - VoiceNet Acquisition

         On February 12, 1998 the Company acquired VoiceNet Corporation, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since the inception of the business relationship in April 1996.

         The acquisition of VoiceNet has been accounted for under the purchase method of accounting. Goodwill was recorded to the extent the purchase price exceeded the fair value of the net assets purchased. Approximately $.4 million of the initial purchase price reflects the underlying value of the assets acquired and $20.6 million reflects goodwill. Goodwill is being amortized over 20 years. The pro forma effect of the acquisition is not material for the six-month period ended June 30, 1998.



Note D - Telco Minority Interest

         In the United Kingdom, the majority of Econophone's sales are made through Telco Global Communications ("Telco"), its majority owned subsidiary that was established during the fourth quarter of 1996. Telco's revenues are derived primarily from international and domestic long distance services and the sale of prepaid cards. On July 17, 1998, the Company acquired the 30% minority interest in Telco in exchange of approximately $14.0 million in cash, payable by the Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. In addition, in connection with such acquisition, (i) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (ii) the Company exchanged options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock.

Note E - Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.


Note F - Comprehensive Income

         Effective March 31, 1998, Econophone adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the six months ended June 30, 1998, the components of other comprehensive income were immaterial. The components of other comprehensive income consist primarily of foreign currency translation adjustments.



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


Note H -- Per Share Data

         Per share data is based on the standards of SFAS No. 128 "Earnings Per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to shareholders is calculated as net income less dividends on preferred stock, which in the second quarter and six-month period ended June 30, 1997 was approximately $446,000 and $879,000, respectively. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.



Note I -- Retained Earnings

         The change in retained earnings reflects net loss for the period, as well as the accretion of preferred stock, which was approximately $22,000 and $23,000 for the quarters ended June 30, 1997 and June 30, 1998, and approximately $45,000 for both the six-month periods ended June 30, 1997 and June 30, 1998.

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

Overview

         Econophone is a switch-based provider of long distance telecommunications services in certain major U.S. and western European markets. Econophone's customer base consists primarily of small- and medium-sized businesses, residential customers and other telecommunications carriers, with a focus on customers with significant international calling needs. Econophone's customer base consists primarily of residential customers, small- and medium-sized businesses and other telecommunications carriers. Econophone currently offers a broad portfolio of telecommunications services including international and domestic long distance, calling card, prepaid and wholesale services in the United States, the United Kingdom and in selected markets in continental Europe.

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

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997



                        Quarter Ended June 30,
                       1997      1998    % Change
                     -------   -------   --------
                      (in thousands)

Revenue

United States        $10,392   $26,007       150%

United Kingdom         2,829    17,849       531%

Continental Europe     3,776     4,898        30%
                     -------   -------   --------
Total                $16,997   $48,754       187%
                     -------   -------   --------
                     -------   -------   --------



                         Quarter Ended June 30,
                      1997      1998     % Change
                     -------   -------   -------
                         (in thousands)
Billable minutes
of use

United States         49,582   121,653       145%

United Kingdom         7,350    80,324       993%

Continental Europe     3,424     9,468       177%
                     -------   -------   -------

Total                 60,356   211,445       250%
                     -------   -------   -------
                     -------   -------   -------


         Revenues. Revenues for the three months ended June 30, 1998 increased 187% to $48.8 million from $17.0 million for the three months ended June 30, 1997. Billable minutes of use increased 250% to 211.4 million in the current quarter from 60.4 million in the comparable prior year quarter. The year-to-year revenue increase was primarily attributable to strong customer growth in both the United States and United Kingdom markets. The number of customers serviced by the Company increased to approximately 234,000 at June 30,1998 from approximately 66,000 at June 30,1997. Revenues for all products increased substantially from the second quarter of 1997 to the second quarter of 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition, most notably in the U.K. market.

         Gross Profit. The gross profit margin of 27.0% reported for the quarter ended June 30, 1998 increased 5.4% from the 21.6% achieved in the quarter ended June 30, 1997. This increase was due to lower per-minute network costs and an increase in the percentage of revenue derived from the higher margin U.K. and Continental European markets, partially offset by price reductions occurring primarily in the U.K. and Continental European markets. Network expansion and increased utilization of transmission capacity contributed to lower per-minute costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 1998 were $19.3 million, representing 39.5% of revenue, compared to $7.7 million in the second quarter of 1997, or 45.5% of revenue. The decrease in selling, general and administrative expenses as a percentage of revenues during the second quarter of 1998 was primarily attributable to the significant increase in revenues from the second quarter of the prior year.

         Depreciation and amortization. Depreciation and amortization expenses increased to $2.4 million for the three months ended June 30, 1998 from $.6 million for the three months ended June 30, 1997. This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and Continental Europe and amortization of costs associated with the Company's issuance of $155.0 million aggregate principal amount of 13-1/2% Senior Notes on July 1, 1997 (the "1997 Notes") and the 1998 Notes and the amortization of goodwill from the purchase of VoiceNet Corporation.

         Interest expense, net. Interest expense increased to $10.4 million in the second quarter of 1998 from $.3 million in the prior year comparable quarter. This increase was attributable to the issuance of the 1997 Notes and the 1998 Notes. Interest income increased to $3.8 million in the second quarter of 1998 from less than $.1 million in the second quarter of 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received in connection with these offerings.

         Net loss. The Company reported a net loss of $15.3 million for the second quarter of 1998, compared to a net loss of $4.9 million for the second quarter of 1997. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

                        Six Months Ended June 30,
                       1997     1998      % Change
                     -------   -------     -------
                            (in thousands)
Revenue

United States        $18,896   $47,045       149%

United Kingdom         4,201    33,887        707%

Continental Europe     7,349     9,482        29%
                     -------   -------     -------
Total                $30,446   $90,414       197%
                     -------   -------     -------
                     -------   -------     -------

                        Six Months Ended June 30,
                       1997      1998    % Change
                     -------   -------   -------
                        (in thousands)

Billable minutes of use

United States         87,747   212,300       142%

United Kingdom        10,136   140,566      1287%

Continental Europe     6,732    17,305       157%
                     -------   -------   -------

Total                104,615   370,171       254%
                     -------   -------   -------
                     -------   -------   -------

         Revenues. Revenues for the six months ended June 30, 1998 increased 197% to $90.4 million from $30.4 million for the six months ended June 30, 1997. Billable minutes of use increased 254% to 370.2 million in the first six months of 1998, from 104.6 million in the comparable prior year six month period. The year-to-year revenue increase was primarily attributable to strong customer growth in both the United States and United Kingdom markets. Revenues for all products increased substantially from the first half of 1997 to the first half of 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition, most notably in the U.K. market.

         Gross Profit. The gross profit margin of 25.9% reported for the six-month period ended June 30, 1998 increased 4.8% from the 21.1% achieved in the six-month period ended June 30, 1997. This increase was due to lower per-minute network costs and an increase in the percentage of revenue derived from the higher margin U.K. and Continental European markets, partially offset by price reductions occurring primarily in the U.K. and Continental European markets. Network expansion and increased utilization of transmission capacity contributed to lower per-minute costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the first half of 1998 were $34.8 million, representing 38.4% of revenue, compared to $12.9 million in the first half of 1997, or 42.4% of revenue. The decrease in selling, general and administrative expenses as a percentage of revenues during the first half of 1998 was primarily attributable to the significant increase in revenues from the first half of the prior year.

         Depreciation and amortization. Depreciation and amortization expenses increased to $4.1 million for the six-month period ended June 30, 1998 from $1.1 million for the six-month period ended June 30, 1997. This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and Continental Europe and amortization of costs associated with the Company's issuance of $155.0 million aggregate principal amount of 13-1/2% Senior Notes on July 1, 1997 (the "1997 Notes") and the 1998 Notes and the amortization of goodwill from the purchase of VoiceNet Corporation.

         Interest expense, net. Interest expense increased to $18.5 million in the first half of 1998 from $.4 million in the prior year comparable period. This increase was attributable to the issuance of the 1997 Notes and the 1998 Notes. Interest income increased to $6.2 million in the first half of 1998 from $.1 million in the comparable period of 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received in connection with these offerings.

         Net loss. The Company reported a net loss of $27.9 million for the six-month period ended June 30, 1998, compared to a net loss of $7.8 million for the comparable period of 1997. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

Liquidity and Capital Resources

         Econophone consummated on February 18, 1998 its offering of the 1998 Notes. The net proceeds of the offering were approximately $168.6 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial value of $585.95. The 1998 Notes will fully accrete to face value on February 15, 2003. The 1998 Notes mature on February 15, 2008. Interest on the 1998 Notes will be paid in cash at a rate of 11% per annum on February 15 and August 15 of each year, beginning August 15, 2003. On or after February 15, 2003, the 1998 Notes will be redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 15, 2001, up to 35% of the aggregate principal amount of the 1998 Notes may be redeemed at 111% of their accreted value with the proceeds of one or more public equity offerings. On April 24, 1998 the Company consummated an exchange offer for the 1998 Notes pursuant to which holders of the 1998 Notes were entitled to exchange the 1998 Notes for registered notes having terms identical to the 1998 Notes.

         On February 12, 1998 the Company acquired VoiceNet Corporation, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since the inception of the business relationship in April 1996.

         At June 30, 1998, Econophone had approximately $45.1 million in cash and cash equivalents and $135.0 million in marketable securities, compared to $67.2 million in cash and cash equivalents and $0 in marketable securities at December 31, 1997. Econophone's net cash used by operating activities was $8.8 million for the six months ended June 30, 1998, and was primarily attributable to a net loss of $27.9 million and an increase in accounts receivable of $15.7 million, partially offset by an increase in accounts payable of $20.6 million. Cash used in investing activities of $191.6 million for the six months ended June 30, 1998 was attributable to the purchase of marketable equity securities, investments made primarily in switching and other telecommunications equipment and IRUs and the VoiceNet acquisition. Cash provided by financing activities of $168.5 million was primarily related to the proceeds aggregating $175.8 million that were received in connection with the issuance of the 1998 Notes, partially offset by payments of debt issuance costs related to the offering of $7.2 million.

         Econophone currently expects capital expenditures during 1998 to range between $50 million and $100 million, of which $35.6 million was expended during the first six months of 1998. These investments will be made principally to support the continued growth of Econophone's network, including the purchase of telecommunications equipment and the purchase of additional transatlantic IRUs, as well as the continued development of Econophone's back office capabilities, including its management information and network management systems. In addition, the Company may pursue acquisitions, joint ventures and other similar alliances with telecommunications companies or complementary businesses.

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

         Econophone intends to fund its capital expenditures for the foreseeable future with the proceeds remaining from the issuance of the 1997 Notes and 1998 Notes and, to the extent available on attractive terms, vendor or other third-party financing. The Company, however, may require substantial amounts of additional capital. There can be no assurance that such capital will be available when necessary and, if available, on terms favorable to the Company.

         Foreign Currency Exposure

         Econophone is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Econophone bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the 1997 and 1998 Notes is in U.S. dollars. For the first six months of 1998 and 1997, approximately 46% and 37%, respectively, of Econophone's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds and Belgian francs. The effect of these fluctuations on Econophone's revenues for the six months ended June 30, 1998 and 1997 was immaterial. As Econophone expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Econophone, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Econophone does not use derivative financial instruments for speculative purposes. At June 30, 1998 and 1997, Econophone had no open foreign currency hedging positions.

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

         Year 2000 Compliance

         The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. Because the Company is still in the process of identifying and evaluating the necessary changes to its systems, the reasonably likely worst case scenario arising from such failures is not clear. The Company does not believe, however, that the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Company's acquisition of the minority interest in its United Kingdom subsidiary, Telco Global Communications Limited ("Telco") and the exchange of employee options in connection therewith, the holders of all of the outstanding shares of the Company's common stock voted by unanimous written consent dated July 14, 1998 to amend the Company's 1996 Flexible Incentive Plan in order to facilitate the conversion of Telco employee options to acquire Telco shares into non-voting restricted shares of common stock of the Company. Such non-voting restricted shares may be converted into voting shares of common stock following an initial public offering of the Company's common stock upon payment of a nominal exercise price.

Item 5.  Other Information

         On July 17, 1998, the Company acquired the 30% minority interest in Telco in exchange of approximately $14.0 million in cash, payable by the Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. In addition, in connection with such acquisition, (i) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (ii) the Company exchanged options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock. See Item 4.



Item 6 Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27.1 Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the period for which this report is filed.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ECONOPHONE, INC.
                                 (registrant)



Date  August 13, 1998            By /s/ ALAN LEVY
                                 --------------------------------------
                                 Name:    Alan Levy

                                 Title:   President and Chief Operating Officer



Date  August 13, 1998            By /s/ PHILLIP STORIN
                                 --------------------------------------
                                 Name:    Phillip Storin

                                 Title:   Senior Vice President and
                                          Chief Financial Officer