Form 10-Q
period 1998-09-30
ECONOPHONE INC
filed 1998-11-13
CIK 1043389

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20529

                                     FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                  95 Route 17 South, 3rd Floor, Paramus, N.J. 07652
                 ---------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code: (201) 226-4500

45 Broadway, 30th Floor, New York, N.Y. 10006
----------------------------------------------------
(Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X)       NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                    OUTSTANDING AT OCTOBER 31, 1998
     -------------------------------    -------------------------------------

       Common Stock, $.01 par value                   20,000,000
  Non-Voting Common Stock, $.01 par value                 75,320

                         ECONOPHONE, INC. AND SUBSIDIARIES
                       1998 THIRD QUARTER REPORT ON FORM 10-Q

                                        INDEX



PART I. FINANCIAL INFORMATION                                      PAGE NO.

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations -
Three and Nine months ended September 30, 1998 and
September 30, 1997 (unaudited)                                            3

Condensed Consolidated Balance Sheets -
September 30, 1998 (unaudited) and December 31,
1997 (derived from audited financial statements)                          4

Condensed Consolidated Statements of Cash Flows -
Nine months ended September 30, 1998 and September 30, 1997
(unaudited)                                                               5

Notes to Condensed Consolidated Financial
Statements (unaudited)                                                  6-7

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations                          8-12

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

                          ECONOPHONE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT BASIC LOSS PER SHARE)
                                   (unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                  1997        1998           1997        1998
                                                ---------   ---------      ---------   ---------
REVENUES                                        $  22,692   $  50,542      $  53,138   $ 140,956

COST OF SERVICES                                   17,039      36,047         41,050     103,088
                                                ---------   ---------      ---------   ---------
 Gross profit                                       5,653      14,495         12,088      37,868

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        9,625      22,364         22,521      57,121

DEPRECIATION AND AMORTIZATION                       1,098       3,030          2,167       7,131
                                                ---------   ---------      ---------   ---------
 Loss from operations                              (5,070)    (10,899)       (12,600)    (26,384)

INTEREST EXPENSE                                   (5,540)    (10,863)        (5,826)    (29,366)
INTEREST INCOME                                     1,846       2,758          1,846       8,984
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net             45         (32)            16          80
OTHER INCOME (EXPENSE)                                 13        (223)           100        (492)
                                                ---------   ---------      ---------   ---------
 Net loss                                       $  (8,706)  $ (19,259)     $ (16,464)  $ (47,178)
                                                =========   =========      =========   =========

BASIC LOSS PER SHARE                            $   (0.44)  $   (0.96)     $   (0.82)  $   (2.36)
                                                =========   =========      =========   =========

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                              20,000      20,000         20,000      20,000
                                                =========   =========      =========   =========

                            ECONOPHONE, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands except share data)

                              ASSETS                              DECEMBER 31,   SEPTEMBER 30,
                                                                     1997            1998
                                                                  -----------     -----------
                                                                   (see note)     (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                        $    67,202     $    95,355
 Marketable securities                                                   -             58,097
 Accounts receivable, net of allowance for doubtful accounts
    of  $1,594 and $6,257, respectively                                16,796          36,476
 Prepaid expenses and other current assets                              1,868           3,691
 Restricted cash and securities                                        10,463           4,359
                                                                  -----------     -----------
  Total current assets                                                 96,329         197,978

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
   accumulated depreciation and amortization of $3,690
   and $8,377, respectively                                            23,217          82,894
Debt issuance costs                                                     6,355          12,612
Intangibles                                                              -             35,065
Other assets                                                            3,139           3,109
Restricted cash and securities                                         48,965          35,665
                                                                  -----------     -----------
  Total assets                                                    $   178,005     $   367,323
                                                                  ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable                                                 $    21,100     $    23,853
 Accrued expenses and other current liabilities                         5,356          27,869
 Interest accrued on Senior Notes                                      10,463           4,359
 Current maturities of long-term debt and capital leases                1,985          10,713
 Current maturities of notes payable - related party                      315             308
 Deferred revenue                                                       2,568           4,004
                                                                  -----------     -----------
  Total current liabilities                                            41,787          71,106

LONG-TERM DEBT AND CAPITAL LEASES                                       5,936          24,920
SENIOR NOTES 1997                                                     149,680         150,100
SENIOR DISCOUNT NOTES 1998                                               -            187,939
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK                        14,328          14,396
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

 Common stock-voting, par value $.0001 at December 31, 1997
    and $.01 at September 30, 1998; authorized 29,250,000 shares;
    20,000,000 shares issued and outstanding in 1997 and 1998               2             200
 Non-Voting common stock, par value $.0001 at December 31,
    1997 and $.01 at September 30, 1998; authorized 500,000
     shares; 67,320 shares issued and outstanding                        -                  1
 Additional paid-in capital                                             6,082           5,926
 Accumulated other comprehensive income                                  (104)           (313)
 Retained earnings (accumulated deficit)                              (39,706)        (86,952)
                                                                  -----------     -----------
  Total stockholders' equity (deficiency)                             (33,726)        (81,138)
                                                                  -----------     -----------

  Total liabilities and stockholders' equity (deficiency)         $   178,005     $   367,323
                                                                  ===========     ===========

Note: The December 31, 1997 Balance Sheet is derived from audited financial statements.

                        ECONOPHONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                                 Nine months ended September 30,
                                                                     1997            1998
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $   (16,464)    $   (47,178)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                         2,167           7,131
  Provision for doubtful accounts                                         317           4,663
  Accreted interest expense                                               140          12,574
 Changes in assets and liabilities:
  Increase in accounts receivable                                      (9,673)        (24,343)
  Increase in prepaid expenses and
     other current assets                                                (716)         (1,823)
  (Increase) decrease in other assets                                  (2,650)            262
  Increase in accounts payable, accrued
     expenses and other current liabilities                            10,795          18,460
  Increase in deferred revenue                                          1,350           1,436
                                                                  -----------     -----------
     Net cash used in operating activities                            (14,734)        (28,818)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    (5,459)        (56,363)
 Net cash paid in acquisitions                                           -            (22,327)
 Purchase of marketable securities - net                                 -            (58,097)
                                                                  -----------     -----------
     Net cash used in investing activities                             (5,459)       (136,787)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bridge loan                                              7,000            -
 Repayments of bridge loan                                             (7,000)           -
 Repayments of short-term borrowings                                   (2,127)           -
 Proceeds from long-term debt and capital leases                         -              6,773
 Repayments of long-term debt and capital leases                         (306)         (1,096)
 Repayments of notes payable - related party                               (9)             (7)
 Proceeds from senior discount notes                                  149,400         175,785
 Proceeds from warrants                                                 5,600            -
 Payment of debt issuance costs                                        (6,315)         (7,144)
 Issuance of common stock                                                -                 43
                                                                  -----------     -----------
     Net cash provided by financing activities                        146,243         174,354
                                                                  -----------     -----------

Increase in cash and cash equivalents,
 (including restricted cash)                                          126,050           8,749
Cash and cash equivalents, beginning of period
 (including restricted cash)                                            6,272         126,630
                                                                  -----------     -----------
Cash and cash equivalents, end of period
 (including restricted cash)                                      $   132,322     $   135,379
                                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                        $       372     $    22,540

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
 Accretion of preferred stock                                     $        68     $        68
 Accrued dividends on preferred stock                                     879            -
 Capital leases executed                                                2,472           8,000
 Note issued for purchase of minority interest - Telco                   -             14,035

DETAILS OF ACQUISITIONS:
 Fair value of assets acquired                                           -             (1,936)
 Goodwill                                                                -            (21,092)
 Liabilities assumed                                                     -                701
                                                                  -----------     -----------
  Net cash paid for acquisitions                                         -        $   (22,327)
                                                                  ===========     ===========

                          ECONOPHONE, INC AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Econophone, Inc. ("Econophone" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with Econophone's audited annual consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1997 information to conform to the presentation used in 1998. Operating results for the three-month or nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE C - VOICENET ACQUISITION

     On February 12, 1998 the Company acquired VoiceNet Corporation, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business. Econophone has provided substantially all of VoiceNet's transmission, billing and customer service functions since the inception of the business relationship in April 1996.
The acquisition of VoiceNet has been accounted for under the purchase method of accounting. Goodwill was recorded to the extent the purchase price exceeded the fair value of the net assets purchased. Approximately $0.4 million of the initial purchase price reflects the underlying value of the assets acquired and $20.6 million reflects goodwill. Goodwill is being amortized over 20 years.
The pro forma effect of the acquisition is not material for the nine-month period ended September 30, 1998.

NOTE D - TELCO MINORITY INTEREST

     In the United Kingdom, the majority of Econophone's sales are made through Telco Global Communications ("Telco"), its majority owned subsidiary that was established during the fourth quarter of 1996. Telco's revenues are derived primarily from international and domestic long distance services and the sale of prepaid cards. On July 17, 1998, the Company acquired the 30% minority interest in Telco in exchange for approximately $14.0 million in cash, payable by the Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. The entire purchase price is classified as goodwill, which will be amortized over 20 years. In connection with such acquisition, (i) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (ii) the Company converted options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock.

NOTE E - CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

NOTE F - COMPREHENSIVE INCOME

     Effective March 31, 1998, Econophone adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The components of other comprehensive income consist primarily of foreign currency translation adjustments. For the nine months ended September 30, 1998, the components of other comprehensive income were immaterial.

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

NOTE H -- PER SHARE DATA

     Per share data is based on the standards of SFAS No. 128 "Earnings Per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Income available to common stockholders is calculated as net income less dividends on preferred stock, which in the third quarter and nine-month period ended September 30, 1997 were approximately $0 and $879,000, respectively.
There were no dividends on preferred stock in 1998. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.

NOTE I -- RETAINED EARNINGS (ACCUMULATED DEFICIT)

     The change in retained earnings reflects net loss for the period, as well as the accretion of preferred stock, which was approximately $23,000 for the quarters ended September 30, 1997 and September 30, 1998, and approximately $68,000 for the nine-month periods ended September 30, 1997 and September 30, 1998.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

                                            QUARTER ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1997         1998     % CHANGE
                                         --------     --------   --------
     REVENUE                                      (in thousands)

United States                            $ 13,389     $ 33,307      149%

United Kingdom                              5,128       11,665      127%

Continental Europe                          4,175        5,570       33%
                                         --------     --------     -----

Total                                    $ 22,692     $ 50,542      123%
                                         ========     ========     =====

                                            QUARTER ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1997         1998     % CHANGE
                                         --------     --------   --------
BILLABLE MINUTES OF USE                            (in thousands)

United States                              69,088      154,355      123%

United Kingdom                             19,815       70,913      258%

Continental Europe                          4,509       11,876      163%
                                         --------     --------     -----
Total                                      93,412      237,144      154%
                                         ========     ========     =====

     REVENUES. Revenues for the three months ended September 30, 1998 increased 123% to $50.5 million from $22.7 million for the three months ended September 30, 1997. Billable minutes of use increased 154% to 237.1 million in the current quarter from 93.4 million in the comparable prior year quarter. The year-to-year revenue increase was primarily attributable to strong customer growth in both the United States and United Kingdom markets. The number of customers serviced by the Company increased 96% to approximately 277,000 at September 30, 1998 from approximately 141,000 at September 30, 1997. Revenues for all products increased substantially from the third quarter of 1997 to the third quarter of 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition most significantly in the U.K. and Continental European markets.

     GROSS PROFIT. The gross profit margin of 28.7% reported for the quarter ended September 30, 1998 increased 3.8% from the 24.9% achieved in the quarter
ended September 30, 1997.   This improvement was attributable to network
expansion and increased utilization of transmission capacity, which contributed to lower per-minute costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of 1998 were $22.4 million, representing 44.2% of revenue, compared to $9.6 million in the third quarter of 1997, or 42.4% of revenue. The increase in selling, general and administrative expenses as a percentage of revenues during the third quarter of 1998 was primarily attributable to higher staffing and marketing costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $3.0 million for the three months ended September 30, 1998 from $1.1 million for the three months ended September 30, 1997. This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and Continental Europe and amortization of costs associated with the Company's issuance of the 1998 Notes and the amortization of goodwill from the purchase of VoiceNet Corporation and Telco Global Communications.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $10.9 million in the third quarter of 1998 from $5.5 million in the prior year comparable quarter. This increase was attributable to the issuance of the 1998 Notes. Interest income increased to $2.8 million in the third quarter of 1998 from $1.8 million in the third quarter of 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received in connection with this offering.

     NET LOSS. The Company reported a net loss of $19.3 million for the third quarter of 1998 compared to a net loss of $8.7 million for the third quarter of 1997. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1997         1998     % CHANGE
                                         --------     --------   --------
     REVENUE                                      (in thousands)

United States                            $ 32,492     $ 80,354      147%
United Kingdom                              9,330       45,555      388%
Continental Europe                         11,316       15,047       33%
                                         --------     --------     -----
Total                                    $ 53,138     $140,956      165%
                                         ========     ========     =====

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1997         1998     % CHANGE
                                         --------     --------   --------
BILLABLE MINUTES OF USE                            (in thousands)

United States                             156,835      366,655      134%

United Kingdom                             29,951      211,478      606%

Continental Europe                         11,241       29,181      160%
                                         --------     --------     -----
Total                                     198,027      607,314      207%
                                         ========     ========     =====

     REVENUES. Revenues for the nine months ended September 30, 1998 increased 165% to $141.0 million from $53.1 million for the nine months ended September 30, 1997. Billable minutes of use increased 207% to 607.3 million in the first nine months of 1998 from 198.0 million in the comparable prior year nine-month period. The year-to-year revenue increase was primarily attributable to strong customer growth in both the United States and United Kingdom markets. Revenues for all products increased substantially from 1997 to 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition, most significantly in the U.K. and Continental European markets.

     GROSS PROFIT. The gross profit margin of 26.9% reported for the nine-month period ended September 30, 1998 increased 4.2% from the 22.7% achieved in the nine-month period ended September 30, 1997. This increase was attributable to network expansion and increased utilization of transmission capacity which contributed to lower per-minute costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1998 were $57.1 million, representing 40.5% of revenue, compared to $22.5 million in 1997, or 42.4% of revenue. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 was primarily attributable to the significant increase in revenues from the nine-month period of the prior year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $7.1 million for the nine-month period ended September 30, 1998 from $2.2 million for the nine-month period ended September 30, 1997. This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and Continental Europe and amortization of costs associated with the Company's issuance of $155.0 million aggregate principal amount of 13-1/2% Senior Notes on July 1, 1997 (the "1997 Notes") and the 1998 Notes and the amortization of goodwill from the purchase of VoiceNet Corporation and Telco Global Communications.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $29.4 million in 1998 from $5.8 million in the prior year comparable period. This increase was attributable to the issuance of the 1997 Notes and the 1998 Notes. Interest income increased to $9.0 million in 1998 from $1.8 million in the comparable period of 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received in connection with these offerings.

     NET LOSS. The Company reported a net loss of $47.2 million for the nine-month period ended September 30, 1998 compared to a net loss of $16.5 million for the comparable period of 1997. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

LIQUIDITY AND CAPITAL RESOURCES

     Econophone consummated on February 18, 1998 its offering of the 1998 Notes. The net proceeds of the offering were approximately $168.6 million. Each 1998 Note has a principal amount at maturity of $1,000 and an initial value of $585.95. The 1998 Notes will fully accrete to face value on February 15, 2003. The 1998 Notes mature on February 15, 2008. Interest on the 1998 Notes is paid in cash at a rate of 11% per annum on February 15 and August 15 of each year, beginning August 15, 2003. On or after February 15, 2003, the 1998 Notes will be redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 15, 2001, up to 35% of the aggregate principal amount of the 1998 Notes may be redeemed at 111% of their accreted value with the proceeds of one or more public equity offerings. On April 24, 1998 the Company consummated an exchange offer for the 1998 Notes pursuant to which holders of the 1998 Notes were entitled to exchange the 1998 Notes for registered notes having terms identical to the 1998 Notes.

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

     At September 30, 1998, Econophone had approximately $95.4 million in cash and cash equivalents and $58.1 million in marketable securities, compared to $67.2 million in cash and cash equivalents and $0 in marketable securities at December 31, 1997. Econophone's net cash used in operating activities was $28.8 million for the nine months ended September 30, 1998, and was primarily attributable to a net loss of $47.2 million and an increase in accounts receivable of $24.3 million, partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $18.5 million, and accreted interest expense of $12.6 million. Net cash used in investing activities of $136.8 million for the nine months ended September 30, 1998 was attributable to the purchase of marketable securities, investments made primarily in switching and other telecommunications equipment and IRUs and the VoiceNet acquisition. Net cash provided by financing activities of $174.4 million was primarily related to the gross proceeds aggregating $175.8 million that were received in connection with the issuance of the 1998 Notes.

     Econophone currently expects capital expenditures during 1998 to be below $100 million, of which $64.4 million was expended during the first nine months of 1998. These investments will be made principally to support the continued growth of Econophone's network, including the purchase of telecommunications equipment and the purchase of additional transatlantic IRUs, as well as the continued development of Econophone's back office capabilities, including its management information and network management systems.

     The Company anticipates financing these expenditures primarily through term notes, capital leases with various lending institutions or its own cash resources. The Company's operations, continued development of its network and continued geographic expansion will continue to require substantial capital investment. Management believes it has the ability to continue to secure long-term equipment financing and to obtain funds from the high yield bond and equity markets. Management believes these abilities combined with available borrowing capacity under existing lines of credit and its own cash resources will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future.

     The Company continually evaluates business opportunities, including potential acquisitions. The primary focus of the Company's acquisition activities is to make acquisitions that will complement the Company's current product lines. One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with other telecommunications companies, it has no agreements in place other than those previously disclosed.

     FOREIGN CURRENCY EXPOSURE

     Econophone is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Econophone bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the 1997 and 1998 Notes is in U.S. dollars. For the first nine months of 1998 and 1997, approximately 43% and 38%, respectively, of Econophone's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds and Belgian francs. The effect of these fluctuations on Econophone's revenues for the nine months ended September 30, 1998 and 1997 was immaterial. As Econophone expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Econophone, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Econophone does not use derivative financial instruments for speculative purposes. At September 30, 1998 and 1997, Econophone had $0 and $.1 million open foreign currency hedging positions, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS

     In September 1997, Statement of Financial Accounting Standards ("SFAS") No. 130 -"Reporting Comprehensive Income" and SFAS No. 131 -"Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997, although SFAS No. 131 is not
required for interim reporting.   SFAS No. 130 establishes standards for
reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure only and will have no impact on the Company's financial position or results of operations.

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

ITEM 5.   OTHER INFORMATION

     On July 17, 1998, the Company acquired the 30% minority interest in Telco in exchange for approximately $14.0 million in cash, payable by the Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. In addition, in connection with such acquisition,
(i) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (ii) the Company exchanged options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock. See Item 4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit 27.1 Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the period for which this report is filed.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ECONOPHONE, INC.
                                   (registrant)

Date:  November 13, 1998           By /s/ ALAN LEVY
                                   --------------------------------------
                                   Name:  Alan Levy
                                   Title: President and Chief Operating Officer

Date:  November 13, 1998           By /s/ PHILLIP STORIN
                                   --------------------------------------
                                   Name:  Phillip Storin
                                   Title: Senior Vice President and Chief
                                          Financial Officer