Form 10-K405
period 1998-12-31
DESTIA COMMUNICATIONS INC
filed 1999-03-31
CIK 1043389

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

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1998

                                       OR
             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                          COMMISSION FILE NUMBER 333-

                          DESTIA COMMUNICATIONS, INC.

                          (formerly Econophone, Inc.)

             (Exact name of Registrant as specified in its charter)

              DELAWARE                           11-3132722
   (State or other jurisdiction of     (I.R.S. Employer Identification
   incorporation or organization)                   No.)

   95 ROUTE 17 SOUTH, PARAMUS, NEW                  07652
               JERSEY                            (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (201) 226-4500

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    19,956,250 shares of common stock, par value $.01 per share ("Common Stock") of the registrant is held by affiliates. 43,750 shares of Common Stock are held by non-affiliates.

    As of March 1, 1999 the Registrant had outstanding 20,000,000 shares of voting Common Stock and 230,800 shares of non-voting Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------

PART I

Item 1.     Business...................................................................................            1

Item 2.     Properties.................................................................................           39

Item 3.     Legal Proceedings..........................................................................           40

Item 4.     Submission of Matters to a Vote of Security Holders........................................           40

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters........................................................................           41

Item 6.     Selected Consolidated Financial Data.......................................................           41

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................................           44

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................           53

Item 8.     Financial Statements and Supplementary Data................................................           53

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................................................           53

PART III

Item 10.    Directors and Executive Officers of the Registrant.........................................           54

Item 11.    Executive Compensation.....................................................................           56

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.................................................................................           61

Item 13.    Certain Relationships and Related Transactions.............................................           62

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K...................................................................................           67

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, certain statements made in the sections hereof entitled "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Destia Communications, Inc. ("Destia" or the "Company") for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following: (i) the rate of expansion of the Company's network and/or customer base; (ii) inaccuracies in the Company's forecasts of telecommunications traffic or customers; (iii) loss of a customer or distributor that provides the Company with significant revenues; (iv) concentration of credit risk; (v) highly competitive market conditions; (vi) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) currency fluctuations; (ix) changes in retail or wholesale telecommunications rates; (x) changes in international settlement rates; (xi) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan
L. Levy, the President and Chief Operating Officer; and (xii) general economic conditions. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

    The Company is a rapidly growing, facilities-based provider of domestic and international long distance telecommunications services in North America and Europe. The Company's extensive international telecommunications network allows it to provide services primarily to retail customers in many of the largest metropolitan markets in the United States, Canada, the United Kingdom, Belgium, France, Germany and Switzerland. In 1997, there were 81.8 billion minutes of international long distance traffic with the majority originating in the United States and Europe. This volume is expected to grow at a compound annual growth rate of 12% to 18% from 1997 to 2001.

    The Company provides its customers with a variety of retail telecommunications services, including international and domestic long distance, calling card and prepaid services, and wholesale transmission services. The Company's approximately 350,000 customer accounts are diverse and include residential customers, commercial customers, ethnic groups and telecommunications carriers. In each of its geographic markets, the Company utilizes a multichannel distribution strategy to market its services to its target customer groups. The Company believes this strategy greatly enhances its growth prospects and reduces its dependence on any one service, customer group or channel of distribution.

    The Company entered the U.S. market during 1993 and the U.K. market during 1995. In continental Europe, the Company commenced offering its services before the January 1, 1998 full liberalization of telecommunications services in those markets. The Company established operations in Belgium, France and Germany in the first quarter of 1997 and Switzerland in the fourth quarter of 1997.

PRODUCTS AND SERVICES

    The Company provides its customers with a variety of retail telecommunications services, including international and domestic long distance, calling card and prepaid services. The Company's retail customer base is diverse and includes residential customers, commercial customers and ethnic groups. In addition, the Company also provides wholesale transmission services to carriers and other wholesale customers. The Company's services are discussed below.

    RETAIL SERVICES

    The following table summarizes the Company's principal retail services in its principal geographic markets.

                                                                              RETAIL SERVICES
                                                   ----------------------------------------------------------------------
                                                     INTERNATIONAL       DOMESTIC
                                                       DISTANCE            LONG           CALLING CARD         PREPAID
                                                         LONG            DISTANCE           SERVICES          SERVICES
                                                   -----------------  ---------------  -------------------  -------------
Continental Europe
  Belgium........................................              X                 X                  X                 X
  France.........................................              X                                    X                 X
  Germany........................................              X                 X                  X                 X
  Switzerland....................................              X                 X                  X                 X
United Kingdom...................................              X                 X                  X                 X
North America
  United States..................................              X                 X                  X                 X
  Canada.........................................              X                 X                  X                 X

                                                      E-COMMERCE
                                                     AND INTERNET
                                                       SERVICES
                                                   -----------------
Continental Europe
  Belgium........................................
  France.........................................
  Germany........................................
  Switzerland....................................              X
United Kingdom...................................
North America
  United States..................................              X
  Canada.........................................

    INTERNATIONAL AND DOMESTIC LONG DISTANCE SERVICE. International and domestic long distance service is service that is accessed from a customer's billing location (i.e., their home or office) using "1xxx" access in the United Kingdom, France and Belgium or "1+" access in the United States and Canada. In Germany and Switzerland, long distance service is accessed by using either "1+" or "1xxxx" access. The Company's international and domestic long distance service generally enables customers to call to any destination.

    CALLING CARD SERVICES. The Company's calling card services are sold in all of its principal markets and can be used in over 50 countries. In the United States, the Company principally markets its calling cards under the VoiceNet-TM-brand name.

    In continental Europe, the Company believes that a substantial portion of its calling card customers use this service from their home or office as an alternative to the PTT for international calls. In contrast, in the United Kingdom and the United States, the Company's calling cards are sold to customers primarily for convenience when traveling. As the Company completes interconnection in continental Europe and is able to provide both international and domestic long distance service to its customers on a cost-efficient basis, the Company intends to migrate home and office-based calling card customers to its international and domestic long distance service. The Company's calling card service will then be offered in continental Europe as a premium travel service.

    In Europe and North America, the Company's calling card service is accessed by dialing a national toll free number or a local access number. Calling card customers can access the Company's services from outside their home country by dialing an international toll free number, a national toll free number or a local access number, depending on the country from which the customer is calling. The Company can offer customers competitive domestic and international long distance rates for calls from places where customers can use national toll-free and local access numbers. For calls from places where customers can only use international toll free numbers, the Company can offer customers competitive rates only on international long distance calls.

    The Company also intends to introduce an enhanced service, using its calling card platform, which will allow a user's calls to "follow" him or her from the home, to the office, to the mobile phone, while also enabling the user to screen calls. This service is currently being developed for the Company by an outside firm specializing in enhanced services. The Company expects to have this service ready for its customers by the third quarter of 1999.

    PREPAID SERVICES. The Company's prepaid card service is a prepaid version of its calling card, with similar features and the same manner of use as its calling card. The Company's prepaid cards generally can be used from the United Kingdom, the United States, Belgium, Canada, Germany, France, Israel, Greece, The Netherlands and Switzerland. The Company also sells prepaid cards that can be used only from the country in which they are sold.

    In 1998, the Company introduced its Telco Prepaid-TM- service to residential customers in the United Kingdom. Telco Prepaid allows customers to access the Company's services from their homes on a prepaid basis utilizing "1xxx" and toll-free access. When the customer makes a domestic or international long distance call, the Company's switch automatically recognizes the customer's telephone number and deducts the cost of the call from the customer's prepaid account balance. Telco Prepaid customers are able to replenish their balances by purchasing vouchers or by phone with a credit card. Customers also can access their account balance by phone using voice prompts.

    E-COMMERCE SERVICES. As part of its strategy, the Company seeks to introduce services that capitalize on the growing popularity of the Internet for everyday commercial transactions. During the fourth quarter of 1998, the Company introduced Presto!-TM- in the United States. Presto! is the Company's first e-commerce service and the first service offered through what the Company intends to develop as an Internet-based portal for telecommunications services. Presto! is a virtual prepaid account that is purchased and recharged exclusively over the Internet at www.prestocard.com. This service enables users to make international and domestic long distance calls at competitive rates and to view their Presto! call records on a real-time basis. The Company believes that Presto! is currently the only prepaid service that can be purchased and recharged instantly over the Internet. The Company intends to offer Presto! in

Canada and its European markets and to develop additional e-commerce services that take advantage of the growing use of the Internet.

    The Company believes that e-commerce services offer it significant opportunities for growth. In particular, the Company believes these services will appeal to a highly desirable segment of the population that is technologically proficient, makes a significant number of long distance calls and represents a broad geographic base. In addition, e-commerce services offer a number of other advantages. Presto!, like the Company's prepaid cards, does not require any billing support and does not expose it to any credit risk. Also, e-commerce services have lower associated sales and marketing and customer service costs. The Company believes that e-commerce may, over time, become an important distribution channel for certain other services.

    INTERNET SERVICES. In February 1999 the Company began offering Internet access to retail customers in Switzerland, and it expects to offer Internet access to retail customers in Belgium by the end of the third quarter of 1999. The Company believes offering Internet access will increase usage of its services, provide it with additional revenue and further enhance its ability to attract and retain customers. The Company intends to offer Internet access during 1999 in selected additional European countries in which the Company has interconnection, such as the United Kingdom and Germany. The legal regime concerning Internet access services in Europe is under development. This also is a new service that the Company has not provided before, which may present implementation risks.

    OTHER RETAIL SERVICES. The Company also provides the other retail services described below. These services currently represent a relatively small portion of the Company's revenues. The Company expects most of these services to continue as ancillary service offerings.

    - DEDICATED ACCESS SERVICE. Customers using this service lease a transmission line that connects the customer's business directly to one of the Company's switches or POPs. This service is marketed to high-volume customers in the United States and can be used for voice, data, video and the Internet. The Company intends to increase its sales and marketing efforts for this service.

    - TOLL-FREE SERVICE. The Company provides domestic toll-free service (i.e., "800", "888" or "877" service) to customers in the United States, the United Kingdom, Belgium, Germany and Switzerland. The Company also provides international toll-free services ("ITFS") for its customers in Europe.

    - DIRECTORY ASSISTANCE. In the United States, the Company provides nationwide directory assistance service for its long distance customers 24 hours a day.

    - LONG DISTANCE WIRELESS SERVICE. The Company offers domestic and international long distance services to cellular telephone users in the New York metropolitan area. Users access this service by dialing a local access number or, in the case of Bell Atlantic Mobile customers, by selecting Destia as their long distance provider. The Company intends to market domestic and international long distance services to cellular telephone users in selected metropolitan U.S. markets.

    WHOLESALE SERVICES

    CARRIER SERVICES. In the United Kingdom, Belgium, France, Germany and the United States, the Company sells wholesale transmission capacity to carrier customers who use the transmission capacity to service their end-user customers. Carrier customers generally are extremely price sensitive, generate very low margins and frequently move their traffic from carrier to carrier based solely on small price changes in termination costs to particular destinations. Larger carrier customers sometimes change providers on a daily basis. Furthermore, smaller carrier customers are generally perceived in the telecommunications industry as presenting a higher risk of payment delinquency or nonpayment than other customers. In the deregulating markets in Europe, these risks are particularly acute.

    When the Company sells transmission capacity to carrier customers where all or a portion of the traffic is transmitted on its IRUs or fixed-cost leased lines that have unused capacity, the Company can generate additional revenues without incurring significant marginal costs. When the Company sells carrier customers transmission capacity which the Company purchases from third-party vendors, providing these services allows it to increase the amount of transmission capacity that the Company purchases overall. As a result, the Company is able to obtain even greater volume discounts on its purchases of transmission capacity from these third-party vendors and therefore generate higher margins and/or offer better pricing on its retail services.

    During 1997 and 1998, sales of transmission capacity to carrier customers ranged from 9% to 30% of the Company's consolidated revenues on a quarterly basis, comprising 9% of the Company's consolidated revenues for the fourth quarter of 1998. During 1999, the Company intends to increase its carrier revenues, although its business will continue to be predominantly focused on retail sales. In order to increase its carrier revenues, the Company has increased its carrier services group to 12 people, located in the United States, the United Kingdom and Germany, who are responsible for sales to carriers in each of the cities the Destia Network (defined below) serves. In addition to increasing carrier revenues, the Company also seeks to diversify its carrier customer base to include more higher margin continental European traffic. See "- Risk Factors--Importance of Carrier and Other Wholesale Customers."

    OTHER WHOLESALE SERVICES. The Company sells transmission capacity to third parties that offer their own branded products and services such as private label calling cards. The Company believes that many of these customers buy transmission from it not only for its prices, but also for access to its software platform, which, among other things, allows them to utilize the Company's software technology to process calls made with calling cards and prepaid cards and perform specialized billing functions. In addition, the Company also sells transmission capacity to resellers who in turn sell the Company's long distance services to their customers. In 1999, the Company intends to grow the reselling portion of its business, since this channel typically has higher margins than wholesale carrier sales. See "--Risk Factors--Importance of Carrier and Other Wholesale Customers."

THE DESTIA NETWORK

    As of December 31, 1998, the Company's communications network (the "Destia Network") was comprised of:

    - 14 carrier-grade Northern Telecom switches in operation, with seven in North America and seven in Europe;

    - nine POPs in North America and seven POPs in Europe, in addition to the Company's switch locations;

    - over 100 interconnections to LEC tandems and LEC end-offices in the United States, which provide the Company with direct interconnections to LECs;

    - 20 interconnections to PTT networks in the United Kingdom and continental Europe;

    - a U.S. fiber optic transmission network backbone that the Company currently leases from Qwest;

    - a U.S. fiber optic transmission network that will consist of IRUs covering more than 27 million DS-0 miles of fiber optic cable connecting 43 U.S. markets. This transmission network will be leased from Frontier on a long-term basis and will replace the Company's existing Qwest network. In addition, the Frontier arrangement gives the Company favorable origination and termination rates in the continental United States;

    - a transcontinental transmission network consisting of IRUs and other ownership interests, including rights on the AC-1, PTAT, TAT 12/13 and CANTAT-3 transatlantic cables;

    - leased capacity and IRUs in Europe and leased capacity in Canada;

    - 32 network-based servers located in nine cities in continental Europe, the United Kingdom and North America controlled by a centralized enhanced services platform; and

    - an Internet protocol network overlay that permits point-to-point transmission using packet-switched voice and data transmission technology. This network overlay is currently deployed between certain of the Company's European switches and between those switches and the Company's switch in New York.

    The Company intends to continue to make significant investments in network infrastructure, particularly investments that will provide the Company with long-term access to high-bandwidth capacity in European markets where the Company is seeking to expand its customer base. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    NETWORK ECONOMICS

    The major components of the Company's costs include the cost of origination, transmission and termination. To the extent the Company can manage these costs appropriately it believes that it can significantly improve its gross margins.

    ORIGINATION AND TERMINATION. In general, the Company pays a per minute fee to originate and terminate calls. In the United States, the Company can reduce these costs by having direct interconnection to LECs through LEC tandems and end-offices, which allows the Company to carry a larger portion of each call on the Destia Network. In Europe, the Company can reduce these costs through implementing direct interconnection with the local PTTs. In addition, by having these interconnections, the Company is able to provide network access through abbreviated dialing and to originate calls on its network in a greater number of cities. Direct interconnection also provides better transmission quality and greater reliability. However, there are often delays in executing and implementing interconnection. See "--Risk Factors--Competition" and "--Regulation."

    TRANSMISSION CAPACITY. At present, the Company's transmission capacity consists primarily of:

    - IRUs, which are long-term capital leases of fiber optic cable for periods of up to 20 or 25 years (which is typically the entire useful life of the transmission facility);

    - leased lines, which as the term is generally used in the telecommunications industry, represent transmission capacity leased for a shorter duration under an operating lease. The Company's leased lines generally are leased for 12 to 36 months; and

    - switched minutes, which are purchased from carriers on a per minute basis. Switched minutes are used principally to carry traffic to destinations not covered by the Destia Network. These purchases are made on an as-needed basis and do not involve significant minimum purchase requirements.

    In order to effectively manage its transmission costs, the Company utilizes a mix of IRUs, leased lines and switched minutes. The Company typically seeks to acquire IRUs that connect network cities which have significant calling traffic between them. However, in regions where transmission capacity costs have been rapidly declining, such as in continental Europe, the Company has instead utilized leased lines and intends to obtain IRUs when the Company believes prices for IRUs have sufficiently declined. Leased lines also permit the Company to operate on a fixed-cost basis for certain routes where it has experienced increased traffic, but do not require a significant investment of infrastructure, human resources or technology and have a shorter duration than IRUs. Because the cost of IRUs and leased lines involve an initial capital outlay or a fixed monthly payment, transmitting an increased portion of calls over these IRUs and leased lines reduces the Company's incremental transmission costs and thereby enables it to offer services on a competitive basis and/or increase the Company's gross margins. Once the Company has generated enough traffic to cover the costs of IRUs and leased lines, there is no significant marginal cost to the Company for carrying additional calls over these IRUs and leased lines. In order to further increase the capacity of its IRUs, the Company utilize carrier grade compression or multiplexing equipment.

    As part of its expansion strategy, and as a result of increasingly attractive pricing, the Company intends to acquire additional IRUs, including in continental Europe. At present, all of its existing IRUs are operated and maintained by third parties, while the Company has the right to run calling traffic through the fiber. To the extent cost efficient, the Company may acquire additional IRUs including IRUs in "dark fiber." Under certain circumstances, acquiring these types of IRUs may be more cost advantageous than acquiring IRUs in transmission capacity that is operated and maintained by third parties, although it also involves certain additional risks and, in some countries, additional regulatory compliance requirements. See "--Risk Factors--Dependence on Transmission Line Providers."

    In addition, the Company can further reduce its transmission costs for traffic on its network by increasing the amount of traffic routed by the Company's switches. Because its switches are programmed to route traffic over the lowest cost network service, depending upon cost and bandwidth availability, traffic routed by the Company's switches can be delivered on a "least cost" basis.

    OTHER. In addition to the cost of origination, transmission and termination, the other costs of its network relate primarily to switching equipment, compression equipment, its Internet protocol overlay and facility/network management and related software.

    NETWORK OPERATIONS

    NETWORK OPERATIONS CENTER. During the fourth quarter of 1998, the Company established a network operations center in St. Louis, Missouri, which operates on a 24-hour-a-day, 7-day-per-week basis. From this facility, the Company monitors its operations in the United Kingdom, continental Europe and North America. Performing these tasks from a centralized location enables the Company to monitor the network more effectively and on a more cost-efficient basis. In addition, the Company also has the capability to monitor its European network from its network operations center in London.

    During 1998, the Company began rolling out its St. Louis network operations center and developing and enhancing its network control systems. The Company expects to invest a total of approximately $3.0 million for the build-out of the network operations center. Among the most significant of the improvements the Company is undertaking is the installation of digital cross-connect systems ("DACs") equipment at each of its switch locations, which will enable the Company to monitor, test and re-configure network facilities from a central location to maintain transmission quality on its network.

    INTEGRATED INFORMATION SYSTEMS. The development and integration of the information systems that interface with the Destia Network are performed at the Company's College Station, Texas, and Brooklyn, New York, facilities. One of the principal development projects during 1998 was the development of a proprietary integrated customer service database and billing system, called Service One-TM-, which is currently in use for all of the Company's U.S. services. Service One will afford greater flexibility as the Company increases service offerings and will accommodate greater customer volume. In addition, the Company is currently implementing an interactive voice response system that will permit customers to obtain up-to-date information concerning their account and their most recent invoice by telephone.

    During 1998, the Company spent approximately $2.3 million to enhance current, and develop new, network information systems. The Company expects to invest approximately $2.4 million for these purposes during 1999. While the Company believes that its current information systems are adequate for its near term growth, additional investment will be required as the Company expands its operations. See "--Risk Factors--Dependence on Effective Information Systems."

    SOPHISTICATED OPERATIONAL CONTROL SYSTEMS. The Company's systems development group has internally developed sophisticated proprietary software and intranet systems to better manage its business and appropriately price its services in each of its markets on a real-time basis. For example, the Company has developed an interface with its network switches that allows the Company to compile network information on a real-time basis, including the number of minutes being routed through the Company's switch (and corresponding revenue), points of origination and termination, sources of traffic (by area code, city and carrier) and other traffic information. The Company use this information every day in connection with "least cost" routing, pricing, cost and margin analysis, identifying market opportunities and developing of the Company's sales and marketing and network expansion strategies, among other things. The Company believes that these analytical tools allow its management team to quickly identify new market growth and cost saving opportunities as well as control its business in an environment of rapid growth. The Company believes that it is one of the few competitive telecommunications companies that have these types of analytical tools and to have integrated them into the Company's daily operations.

    EUROPEAN NETWORK

    The Company has seven switches and seven POPs in continental Europe and the United Kingdom. The location of the Company's European switches and the date of completed interconnection of each are as follows:

                                                                                     COMPLETED
CITY                                                          DATE OF OPERATION   INTERCONNECTION
-----------------------------------------------------------  -------------------  ---------------
Brussels, Belgium..........................................            1Q97               4Q98
Paris, France..............................................            1Q97              2Q99E
London, United Kingdom.....................................            2Q97               2Q97
Frankfurt, Germany.........................................            3Q98               4Q98
Zurich, Switzerland........................................            3Q98               4Q98
Amsterdam, The Netherlands.................................            4Q98              2Q99E
Berlin, Germany............................................            4Q98               4Q98

    The Company also own IRUs on the PTAT-1, CANTAT-3, TAT 12/13 and AC-1 transatlantic cables. As part of its expansion strategy, the Company intends to acquire additional IRUs, including in continental Europe. See "--Network Economics--Transmission Capacity."

    The Destia Network's European hub is located in London. A large portion of the Company's transatlantic calls between continental Europe and the United States are routed through London because it is the most cost-effective routing due to the low per minute marginal costs associated with the Company's transatlantic IRUs. The Company also routes a substantial portion of its international intra-European calls (e.g., Berlin to Paris) through its London hub to take advantage of favorable transmission rates to and from London. These rates are often lower than the costs of transmitting the call by a more direct "off-net" route where the Destia Network does not have a transmission line between the originating and terminating switch.

    As a result of deregulation and geography, Frankfurt is emerging as a popular European hub for telecommunications carriers, especially for calls to and from Eastern Europe. The Company believes that it is well positioned to take advantage of these market developments due to its Frankfurt switch and intend to market its carrier services to carriers that route calls through Frankfurt.

    In addition to adding new switches in continental Europe during 1998, the Company further enhanced the Destia Network in continental Europe by entering into and implementing direct interconnection agreements with the PTTs in Belgium, Germany and Switzerland. The Company also expects to implement interconnection during the second quarter of 1999 in France and The Netherlands, where the Company already has signed interconnection agreements with the PTTs. These agreements add to the interconnection that the Company has had in place with British Telecom in the United Kingdom since the second quarter of 1997. The Company's interconnection arrangements provide it with a direct connection to the PSTN. By having a direct connection to the PSTN, the Company is able to offer domestic long distance service, provide network access through abbreviated dialing and originate and terminate calls in a greater number of cities and at a substantially reduced cost.

    In addition, in 1999, the Company intends to upgrade its POPs in Hamburg, Germany and Vienna, Austria to switches and install POPs in Dublin, Ireland and Milan, Italy.

    NORTH AMERICAN NETWORK

    The Company has seven switches and nine POPs in the United States and Canada. The Company's North American switches, which are all interconnected, are located in the following cities:

CITY                                                                           DATE OF OPERATION
----------------------------------------------------------------------------  -------------------
New York....................................................................            3Q93
Los Angeles.................................................................            1Q98
Miami.......................................................................            3Q98
Washington, D.C.............................................................            3Q98
Toronto.....................................................................            3Q98
Chicago.....................................................................            4Q98
Dallas......................................................................            4Q98

    U.S. NETWORK EXPANSION. In 1998, the Company substantially expanded its U.S. network infrastructure by adding switches in Chicago, Dallas, Los Angeles, Miami and Washington, D.C. The Company also added a number of POPs connecting various cities to its network. All of the foregoing reduce the Company's transmission costs.

    During 1999, the Company intends to upgrade its POP in Atlanta, Georgia to a switch. In addition, during 1999, the Company intends to add additional connections to LEC tandem switches and LEC end-offices.

    The Company currently obtains most of its U.S. fiber optic transmission capacity from Qwest. Because of the substantial increase in its domestic traffic and its desire to provide services in more U.S. markets, the Company recently acquired a 20-year IRU from Frontier use portions of its U.S. fiber optic network. This network will consist of more than 27 million DS-0 miles of fiber optic cable connecting 43 markets and will replace the Company's Qwest network. In addition, the Frontier arrangement also gives the Company favorable origination and termination rates in the continental United States. This will provide the Company with the cost benefits of having additional network access and drop-off points in areas where it has not invested in its own switches or POPs. The Company believes that the extensive reach of the Destia Network in the United States following the addition of transmission capacity from Frontier will provide it with a significant cost advantage over many of its competitors, although relying primarily on one network provider for U.S. transmission capacity also results in additional risks. See "--Risk Factors--Dependence on Transmission Line Providers."

    Frontier is in the process of building the fiber optic network that the Company will use, and the Company expects this network to be completed and substantially operational by the end of 1999. The Company expects to begin using a portion of Frontier's network by July 1999.

    GATEWAY SWITCH UPGRADES. Gateway switches permit the Company to convert international protocols to U.S-based protocols. This ability to convert protocols enables the Company to terminate inbound international traffic in the United States for overseas carriers and to carry outbound international traffic closer to its destination and at a lower cost before handing it off to another carrier (such as the PTT) in the terminating country. At present, the Company's only gateway switch is in New York, although the Company's London switch also has international conversion capabilities. During 1999 and early 2000, the Company intends to upgrade its switches in London, Miami and Los Angeles to have international gateway capabilities, allowing them to also interface directly with protocols used by non-U.S. carriers. The Miami gateway switch will interface primarily with carriers from Latin America and the Caribbean and the Los Angeles gateway switch will interface primarily with carriers from Asia.

    CANADIAN EXPANSION. During the third quarter of 1998, the Company expanded the Destia Network to Canada by installing a switch in Toronto. The Company plans to install a POP in Montreal by the third quarter of 1999. This switch and POP will enable the Company to originate calls in two of the largest long distance markets in Canada.

    NETWORK ACCESS AND CALL ROUTING

    NETWORK ACCESS. The Destia Network can be accessed through a variety of methods, depending upon the service and the location from which the customer is calling. These methods are as follows:

    - "1+" ACCESS. "1+" access, also known as preselection or equal access, enables a long distance customer to access the Destia Network from the customer's premises by dialing "1" and then the number that the customer is calling. "1+" access is currently available to the Company's customers in the United States, Canada, Germany and Switzerland where the Destia Network has a switch or POP. Using this access method, a customer does not need to dial a special prefix access code because the customer has preselected Destia as its long distance carrier and the LEC's or PTTs' switching system already is programmed to direct long distance calls from the customer's telephone to the nearest Destia Network switch.

    - "1XXX" ACCESS. "1xxx" access, or prefix dialing, enables a long distance customer in the Company's European countries (as well as the United States) to access the Destia Network from the customer's premises by dialing "1" and a code number and then the number the customer is calling.

    - LOCAL DIAL-UP ACCESS. In continental European cities where the Company has installed a switch or POP, customers can access the Company's international and domestic long distance service and, in some cases, prepaid card service, by dialing a local telephone number. Local dial-up access reduces the Company's transmission costs for these calls because it shifts the cost of accessing its switch to the customer. The reduction in transmission costs enables the Company to increase its margins and/ or reduce its retail prices on these calls, as well as to provide competitively priced intra-European long distance service.

    - INTERNATIONAL TOLL-FREE ACCESS. This access method allows customers to access the Company's card-based services in selected continental European markets by dialing an international toll-free number. This access method is predominantly used by business travelers.

    - NATIONAL TOLL-FREE ACCESS. Customers who access the Company's services in this manner do so by dialing a national toll-free number. This access method is available to customers who use the Company's calling card and prepaid card services in the United States, the United Kingdom and Germany.

    - DEDICATED ACCESS. Carrier customers and high volume end-users can be connected to the Company's switch by a dedicated leased line. The advantages to the customer of dedicated access are simplified dialing, faster call setup times and lower access costs if a sufficient volume of calls is transmitted over the leased line. This service can be used for voice, data, video and the Internet over a single leased line.

    CALL ROUTING. Calls are routed to their destination through one or more of the Company's switches. If the call originates in a network city with a switch, the caller generally will dial into the network over local lines. These calls will then be routed by the local service provider (a LEC in the U.S. and typically a PTT in Europe) to the Company's switch. A call originating in a city with a POP, which acts solely as a collection point for calls, generally will be originated using one of the foregoing access methods and will be sent to the POP. The call will then be transmitted from the POP to one of the Company's switches on an owned or leased line comprising part of the Destia Network. If the call originates in a city where the Company does not have a switch or POP, the caller generally dials into the network using national or international toll-free access, which is substantially less cost-efficient for the Company than "1xxx," "1+" or local dial-up access. From the its switch, "least cost" routing techniques are used to determine whether the call should be transferred directly to the PSTN or routed to another one of its switches over an owned or leased line and then transferred to the PSTN for termination. See "--Network Hardware and Software--Least Cost Routing."

    NETWORK HARDWARE AND SOFTWARE

    CARRIER GRADE SWITCHES AND TECHNOLOGY. The Company use Northern Telecom carrier grade switches throughout the Destia Network. The principal benefits of carrier grade switches are their ability to (1) handle large, simultaneous call volumes, (2) provide better quality service to customers, and (3) seamlessly interconnect with local operators. Each of these benefits is discussed below:

    - CALL CAPACITY. Carrier grade switches generally have more port capacity than smaller switches, which enables them to route a greater number of simultaneous calls.

    - BETTER QUALITY SERVICE. Carrier grade switches provide higher transmission quality, faster call setup times and better call completion rates than smaller, less powerful switches. The Company's carrier grade switches also have call completion capabilities that reduce the time needed to connect calls and allow for more efficient use of transmission capacity.

    - DIRECT INTERCONNECTION WITH PTT AND LEC NETWORKS. Carrier grade switches enable the Company's network to interconnect directly with the networks of PTTs and LECs, subject to applicable regulatory requirements and an interconnection arrangement being in place. The benefits of direct interconnection generally include better quality service, lower costs, improved reliability and the ability to rapidly increase call-handling capacity.

    The Company believes that by utilizing the equipment of a single principal supplier the Company is able to minimize the difficulties associated with integrating equipment from various sources and with differing specifications. In addition, it also enables the Company to develop a single proprietary software to compile its network information since the Company does not need to accommodate switches of different manufacturers. However, using equipment principally from one supplier does entail certain risks. See "-Risk Factors-Dependence on Its Principal Equipment Supplier."

    SS7 TECHNOLOGY. Signaling System 7 technology (also known as "SS7"), which is used primarily in the United States, performs two significant functions within the Destia Network. SS7 facilitates faster call setup by sending messages that precede the call and obtain information about its destination, such as whether the destination number is available or engaged in a call. Second, SS7 is able to look up destination numbers, such as toll-free "800" numbers, in a central database. This allows the Destia Network to use intelligent call routing.

    The Company is currently migrating from SS7 services provided by third parties on a per switch basis to using the Company's own SS7 equipment throughout its U.S. network. The Company will then use one centralized provider to enable it to make SS7 connections with LEC offices nationwide. This will provide the Company with greater flexibility and will enable it to control equipment usage, maintain network integrity and reduce costs.

    The Company's SS7 technology will be supported from the St. Louis network operations center. This will provide real time information on network usage and integrity while allowing for instantaneous call tracing, monitoring, and fraud detection.

    LEAST COST ROUTING. Through a combination of hardware and software, the Company's network enables it to perform "least cost" routing analysis, which enables it to transmit a call over the most cost-efficient route during that time of day. Prices for various destinations fluctuate on a daily basis. The Company's least cost routing software enables it to continually revise its routing tables, including accounting for fluctuations in currency exchange rates, as the cost of certain routes change. The Company has a dedicated group that is responsible for monitoring the routing of calls and seeking to minimize its transmission costs.

    DIGITAL CROSS-CONNECT CAPABILITY. The Company is in the process of installing DACs hardware and software at each of the Company's switches and major POPs. DACs will enable the Company to monitor, test and re-configure network facilities from a central location to maintain transmission quality on the Destia Network.

    INTERNET PROTOCOL OVERLAY. Currently, voice calls are carried by keeping a circuit open between two (or more) parties. This is inefficient because it uses transmission capacity even when the parties are silent. The Company's carrier grade switches are capable of interfacing with TCP/IP, an Internet protocol software, and the related hardware. TCP/IP technology would enable the Company to provide simultaneous voice and data transmission over a single line, since the technology compartmentalizes voice, data and/or video into digital pieces of information (i.e., into "packets") before they are transmitted. The packets can be sent separately over one or more lines and are then reassembled at the destination switch prior to being converted into their original format. This is a much more efficient use of transmission capacity than keeping a circuit open. Packet-based transmission would enable the Company to transmit data and video using less transmission capacity, thus increasing the amount of information the Company can transmit over a given line and its network overall.

    The Company has installed TCP/IP hardware and software manufactured by third parties on selected transatlantic and European routes, which enable it to carry traffic using Internet protocol technology over a portion of the Destia Network. The Company is currently exploring various potential service applications. For example, packet-based transmission would allow the Company to offer integrated voice, fax and video services as well as Internet access over an ordinary telephone line. However, the Company has very limited experience with IP technology and many of its competitors are making substantial IP investments. There can be no assurance that the Company will be successful with IP technology.

    OPERATING AGREEMENTS; TRANSIT AGREEMENTS

    Through its affiliates, the Company has entered into operating, termination and/or transit agreements with a number of overseas PTTs and competitive carriers, including carriers in Greece, Israel, the Ukraine, Denmark, Sweden, Italy, Slovenia and Ireland. As part of its strategy, and as market and regulatory conditions warrant, the Company intends to enter into more of these agreements with additional overseas carriers.

    Operating and termination agreements provide the Company with more favorable termination rates in the home country of the other carrier who is a party to the agreement. The Company can directly interconnect with the local carrier who then locally terminates all calls. These agreements also afford the Company more control over the quality of the terminating segment of the Company's international calls. In addition, operating agreements also increase the Company's overall gross margins because its correspondent carriers are required to send the Company a specified portion of their traffic that is bound for markets covered by the Destia Network. The Company can charge "settlement rates" for this traffic that substantially exceed its termination costs. Alternatively, the additional gross margins on this return traffic enable the Company to price its calls to a given country more competitively while still maintaining an acceptable average gross margin on all calls both to and from that country. Similarly, transit agreements are advantageous to the Company because they provide it with more favorable transit rates to third countries. Such agreements and switched hubbing arrangements may allow the Company to pay less than the full settlement rate that the Company would otherwise have to pay if the Company had a direct operating agreement with the terminating PTT. See "--Regulation" for additional information concerning these types of agreements.

SALES AND MARKETING

    The Company reaches a broad range of customer groups through a variety of marketing channels, including a direct sales force, independent sales agents, multilevel marketing, customer incentive programs, advertising and the Internet. As part of the Company's multichannel marketing approach, the Company tailors its marketing to its specific geographic markets and services. The Company believes this is an especially cost-effective means of marketing to its target customers. In addition, the Company expects that its multichannel marketing approach will facilitate its continued rapid growth while reducing the risks associated with dependence on a limited number of distribution channels.

    The Company markets its services at the local level through both independent sales agents and an internal sales force, depending upon the particular geographic market, customer group and service. The Company's independent sales representatives, who generally are retained on a commission-only basis, concentrate primarily on residential sales and sales to commercial accounts. The Company's internal sales force concentrates primarily on sales to commercial accounts, wholesale customers and other carriers. This internal sales force includes a recently expanded carrier services group of 12 people located in the United States, the United Kingdom and Germany who are responsible for sales to carriers in each of the Destia Network cities. The Company's local internal sales forces also typically advertise locally and provide support for its independent sales representatives.

    The Company recently changed its name to "Destia Communications, Inc." and also developed a new company logo. The Company believes that its new name and logo better emphasize its focus on providing innovative services. The Company also believes that by establishing a widely recognized brand, the Company can increase brand awareness among its target customers and facilitate cross-marketing of additional services to its existing customers. After completing the transition to the Destia name, which will occur after the Company's contemplated initial public offering (the "Offering"), nearly all of the Company's primary services will be either branded or co-branded with the Destia name and logo. For information about the Offering, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Result of Operations--Liquidity and Capital Resources."

    CONTINENTAL EUROPE

    The Company's sales and marketing strategy in most of its continental European markets has been initially to concentrate on sales of prepaid services through independent distribution channels since prepaid services operations present a limited credit risk and independent distribution does not require substantial initial investments. After gaining market acceptance and establishing the Company's local sales and marketing infrastructure, the Company typically has then introduced calling card services and, once a POP or switch is installed, international long distance services. Concurrently, the Company also has aggressively pursued interconnection arrangements with the local PTTs, which allow the Company to provide national origination on a cost-effective basis. Following interconnection, the Company further increases its sales and marketing activities in a market in order to promote its services. As part of its initial entry into a new market, the Company also typically has concentrated on sales in ethnic communities since these market segments can be effectively targeted with limited resources, enabling the Company to rapidly generate revenues, create brand awareness and promote customer loyalty.

    While its general sales and marketing strategy in continental Europe remains consistent, the Company also tailors it to meet the needs of each particular market. For example, in Belgium, the Company has generated significant revenues by placing its prepaid cards (together with point of purchase displays) in many highly visible locations such as bookstores, newsstands, kiosks and convenience stores. In France, the Company concentrates on commercial accounts and employs an internal sales force for this purpose. In Germany, the Company has an internal sales force in Hamburg that primarily markets prepaid cards and commercial long distance services. The Company also plans to market its "1+" long distance services in Germany during the first quarter of 1999 through a multilevel marketing program that is similar to the

Company's U.K. program. In Switzerland, the Company markets its services through indirect channels, supported by direct advertising in national media. The Company also cross-markets its services in Switzerland. For example, the Company began providing Internet services in Switzerland in February 1999 and introduced a promotional program that offers one year of free Internet access to customers who purchase its long distance services.

    The Company also adapts successful marketing approaches from certain countries to other continental European markets. For example, the Company intends to advertise in national magazines and newspapers in Germany, which has been effective in Switzerland. In addition, the Company intends to replicate the success of its multilevel marketing program in the United Kingdom in its other European markets.

    The Company has an internal sales force based in each city in which the Company has a switch except Amsterdam. In each of these cities, the Company is expanding its internal sales forces and recruiting additional independent sales representatives.

    UNITED KINGDOM

    In the United Kingdom, the Company markets its services nationally. The Company offers substantially all of its U.K. services through Telco, its wholly owned U.K. subsidiary.

    The Company's residential domestic and international long distance service and calling and prepaid cards are marketed primarily by independent sales representatives through multilevel marketing. The Company believes that multilevel marketing is the most cost-effective way to continue to increase its U.K. residential and card-based customer revenues since it encourages independent sales representatives to both sell services and recruit additional independent sales representatives. Sales representatives are motivated to both sell and recruit because they receive a commission based on their own sales and sales of representatives recruited by them. A substantial number of these sales representatives operate on a part-time basis, using the commissions from sales of services as a secondary source of income. During December 1998, the Company had approximately 4,000 independent sales representatives that received commissions. In addition, the Company is one of only 150 companies, and the first telecommunications company, to be accepted for membership in the Direct Sellers Association, a nationally recognized U.K. industry trade group for multilevel marketing.

    The Company markets domestic and international long distance services to U.K. commercial accounts and carrier services to carrier customers through a direct sales force. The Company has adopted this approach for these services since they are more complex and usually require a longer sales cycle.

    The Company recently increased its U.K. prepaid card distribution capabilities through its acquisition of a controlling interest in America First, a well-recognized prepaid card distributor, during the fourth quarter of 1998. The Company intends to migrate its U.K. prepaid card distribution to America First because the Company believes that America First is well positioned as an experienced and recognized distributor of prepaid phone cards in the London area.

    NORTH AMERICA

    UNITED STATES. Prior to 1998, the Company marketed its services primarily in the New York metropolitan area. During 1998, the Company significantly expanded its marketing efforts beyond the New York metropolitan area to include other U.S. network cities. The Company now has independent sales representatives in all of its network cities and has internal sales representatives in New York, Los Angeles, Miami and Washington, D.C.

    The Company's international and domestic residential long distance services, which are marketed primarily to ethnic communities, are sold primarily through independent sales representatives. The Company targets ethnic communities for these services because the Company believes that members of these communities generate above average international calling volumes, are not as heavily targeted by other long distance providers as the general population and enable the Company to build brand recognition in a well-defined community. The Company intends to expand the use of independent sales representatives to market its residential services in the United States beyond the ethnic market.

    The Company's international and domestic long distance services for commercial accounts are sold primarily through its internal sales force, which targets accounts with significant calling volumes to European destinations. Many business customers also require unified or other specialized billing formats. Members of the Company's sales force work with customers to address their billing needs such as providing monthly bills with breakdowns of usage by account code, area code or department.

    The Company's calling card services are marketed and co-branded under both the VoiceNet and EconoCard-TM- brand names. VoiceNet calling cards are marketed primarily through in-flight magazines, national magazines and newspapers and through advertising materials placed in high traffic locations, such as restaurants. The Company also markets VoiceNet calling cards through independent sales representatives. EconoCard calling cards are marketed to ethnic groups in conjunction with the Company's residential services.

    Prepaid cards are sold under a variety of brand names in major metropolitan areas and are primarily sold through wholesale distributors and other independent sales representatives. These distinctively branded prepaid cards can be accessed by dialing a local access number in the area in which the card was purchased, which reduces the Company's costs and permits the Company to offer lower rates than most of its competitors. This is important because prepaid card customers are particularly price sensitive and frequently purchase prepaid cards based on small differences in price for calls to specific destinations.

    The Company currently is in the process of implementing a cross-marketing program to VoiceNet customers to offer them the Company's "1+" long distance service in the United States. The Company also has expanded its marketing of new services to existing residential long distance customers by describing these services regularly in the "DestiAdvisor" monthly insert included with each customer bill. In addition, the Company has entered into affinity programs with major credit card companies, such as First USA and GE Capital, to promote its VoiceNet calling cards. These affinity programs include mass mailings in customers' monthly billing statements that contain a preapproved VoiceNet calling card which, when used by the customer, is automatically billed to the customer's credit card account.

    The Company uses an internal sales force to market to carrier customers and other wholesale customers that purchase privately branded calling cards and prepaid cards. The Company has adopted this sales approach for these services since they are more complex and usually require a longer sales cycle.

    CANADA. In Canada, the Company currently markets its services in Toronto and Montreal primarily to ethnic communities that generate substantial international calling volume. Marketing is being done primarily through independent sales representatives and its internal sales representatives in Canada. As the Company expands its customer base in Toronto and Montreal, the Company intends to broaden its target customer groups, introduce additional services and increase its internal sales and marketing capabilities.

    CUSTOMER SERVICE

    The Company is committed to providing its customers with superior customer service and believes that the Company has developed the infrastructure necessary to serve both its existing customer base and accommodate substantial growth with minimal additional investment. The Company has a 24-hour-a-day customer service department located in College Station, Texas, which, at December 31, 1998, had 157 full-time equivalent customer service representatives. In the United Kingdom, the Company also maintains a 24-hour a day customer service department that, at December 31, 1998, had 65 full-time equivalent customer service representatives located at the Telco Global Communications ("Telco") facility in London,

England. In continental Europe, each country in the Destia Network has a customer call center, which in the aggregate totaled 20 full-time equivalent customer service representatives at December 31, 1998. At all of its customer service facilities, the Company's customer service representatives handle both service and billing inquiries. In addition, the Company's call centers all have representatives that are multilingual.

    The Company also has developed its own proprietary software systems to better serve its customers. For example, in each of its network countries, the Company's monthly bills are in the customer's native language and local currency (and the Company has the ability to bill in euros). The Company also provides detailed billing information for commercial customers that includes itemized breakdowns of usage by account code and department. In addition, the Company is currently implementing an interactive voice response system that will permit customers to obtain up-to-date information concerning their account and their most recent invoice. The Company believes that its customer-oriented philosophy backed by the strength of its customer support infrastructure allows it to differentiate itself from its competitors.

COMPANY OPERATIONS

    Currently, the Company's extensive international telecommunications network allows it to provide services in many of the largest metropolitan markets in the United States, Canada, the United Kingdom, Belgium, France, Germany and Switzerland. The Company's operations in each of its principal markets are briefly described below.

    CONTINENTAL EUROPE

    A significant component of the Company's growth strategy is focused on the continued development of its business in the deregulating telecommunications markets of continental Europe. Prior to January 1, 1998, there were significant regulatory limitations on the Company's ability to provide services in most continental European countries. Now, as a result of EU and national regulatory initiatives, the Company may provide a range of services in many of these countries that is comparable to the services the Company provide in the United States and the United Kingdom. In some cases, however, national regulatory restrictions and technology issues (such as credit card verification for e-commerce purchases) may limit its ability to do so. Subject only to these limitations, in continental Europe the Company intends to offer the same range of services that it offers in the United States and the United Kingdom.

    BELGIUM. Belgium was the Company's third largest market based on revenues for 1998. Sales of prepaid cards comprised the largest portion of the Company's Belgian revenues, followed by revenues derived from international long distance from commercial and residential customers.

    Prior to January 1, 1998, due to regulatory limitations, the Company only was able to provide a limited number of services in Belgium that included international service utilizing international toll-free access and local access for card-based services, but did not include domestic long distance service. Since regulatory liberalization occurred on January 1, 1998, the Company has expanded its services to include both domestic and international long distance service. In addition, during the fourth quarter of 1998, the Company completed its interconnection with Belgacom, the Belgian PTT. This interconnection provides the Company with a total of 10 connection points with Belgacom, including the Company's switch in Brussels, and permits the Company to provide its services to customers anywhere in Belgium. This interconnection also permits the Company to provide network access to its customers through abbreviated dialing and enables it to originate and terminate calls in Belgium on a more cost effective basis.

    FRANCE. The Company has offered long distance service to customers in Paris since the first quarter of 1997, in Marseilles and Nice since the fourth quarter of 1997 and in Lyon and Toulouse since the fourth quarter of 1998. The Company's revenues in France are currently predominantly generated by international long distance services. Sales of prepaid cards comprise virtually all of the other revenues. Most of the Company's customers have CLI (calling line identity), which allows the Company's switches to recognize the number that the customer is calling from, so that the customer can access its network without the need for a personal identification number. In addition, the Company provides automatic dialers free of charge to its commercial accounts. Automatic dialers eliminate the need for a customer to dial a prefix to use its services.

    The Company's network includes a switch in Paris and POPs in Marseilles, Toulouse, Nice and Lyon. During the fourth quarter of 1998, the Company entered into an interconnection agreement with France Telecom that will enable the Company's customers to access its long distance service from their home or office through abbreviated dialing, although certain carriers (including France Telecom) are able to provide direct, "1xxx" access. The Company anticipates that its interconnection with France Telecom will be fully operational during the second quarter of 1999 since France Telecom has indicated that the Company will be able to complete its interconnection by the second quarter of 1999. However, there are often delays in executing and implementing interconnection. See "--Risk Factors--Need for Interconnection" and "--Regulation."

    GERMANY. Germany is the largest market for telecommunications services in continental Europe. The Company's principal service in Germany is its prepaid card service, which the Company offers predominantly to commercial accounts. The Company currently provides international long distance service, which the Company markets primarily to commercial customers. The Company has offered this service in Hamburg since the first quarter of 1997, in Berlin since the fourth quarter of 1997 and in Frankfurt since the third quarter of 1998. The Company began marketing domestic long distance services in the first quarter of 1999 because the Company completed interconnection in the fourth quarter 1998. The Company also plans to begin marketing long distance services to residential accounts in 1999. The Company intends to introduce its Presto! card in Germany during the second quarter of 1999. In addition, in 1999, the Company intends to roll out its successful U.K. multilevel marketing program in Germany and to establish an internal sales force in Frankfurt. See " --Sales and Marketing--United Kingdom."

    As of December 31, 1998, the Company had switches in Berlin and Frankfurt and a POP in Hamburg. The Company expects to upgrade its Hamburg POP to a switch during the first quarter of 1999. The Company believes that its Frankfurt switch will allow it to take advantage of the growing popularity of Frankfurt as a European hub for telecommunication carriers, especially for calls to and from Eastern Europe, and the Company intends to market its carrier services to carriers that route calls through Frankfurt.

    During the fourth quarter of 1998, the Company implemented its interconnection with Deutsche Telekom, which enables the Company to offer customers in its German network cities and the surrounding metropolitan areas, both domestic and international long distance service through "1+" access. The Company plans to add additional interconnection points in Germany in 1999 to meet additional traffic or regulatory requirements, which will enable the Company to originate and terminate traffic in most of the major cities in Germany.

    SWITZERLAND. Switzerland has been substantially deregulated. The Company's principal service in Switzerland is international long distance. Customers may preselect the Company as their long distance carrier and make long distance calls on its network using "1+" dialing. During 1998, the majority of its customers were commercial accounts. In February 1999, the Company began providing Internet services in Switzerland and introduced a promotional program that offers one year of free Internet access to customers who purchase its long distance services.

    The Company established a POP in Zurich during the third quarter of 1997 and upgraded it to a switch in the third quarter of 1998. In addition, during October 1998, the Company was the one of the first telecommunications carriers to be interconnected to SwissCom, the PTT in Switzerland. This interconnection enables the Company to originate and terminate traffic in Switzerland more cost effectively, which provides it with a competitive advantage over those of its competitors who do not currently have interconnection. Since the Company completed its interconnection in October 1998, its number of customers has more than doubled and as of December 31, 1998 the Company had approximately 7,000 customer accounts in Switzerland. During the same period, the Company's Swiss revenues also more than doubled. The Company intends to expand its customer base significantly in Switzerland during 1999. The Company anticipates, however, that additional competitive carriers will obtain interconnection rights from SwissCom, which will lead to increased competition.

    UNITED KINGDOM

    Since 1991, the U.K. government has sought to encourage increased competition in telecommunications services. As a result of regulatory initiatives, the telecommunications market in the United Kingdom now resembles the United States in terms of services and pricing.

    International and domestic long distance services generated the largest percentage of the Company's U.K. revenues during 1998. The Company has provided these services in the London area since the fourth quarter of 1996 and nationwide in the United Kingdom since the second quarter of 1997. The Company's other principal services in the United Kingdom are prepaid cards and sales to resellers and carrier customers. The Company also intends to launch the Presto! card in the United Kingdom during the second quarter of 1999.

    The Company offers all its residential, calling card and prepaid services in the United Kingdom primarily through Telco. The Company believes that Telco has been particularly successful marketing the Company's services in the United Kingdom through its multilevel marketing program. The Company's prepaid card services, which are currently offered by Telco, are being migrated to America First, a prepaid card distributor that the Company acquired a majority interest in during the fourth quarter of 1998. See "--Sales and Marketing--United Kingdom."

    The Company currently has five interconnection points in London that enable the Company to provide its services throughout the United Kingdom. However, the Company's U.K. customers currently are unable to preselect any carrier except British Telecom as their long distance carrier and thus cannot access the Company's services without first dialing a four-digit access code. Under EU regulations, preselection is scheduled to become available by January 1, 2000, although the U.K. regulator is seeking a waiver of this requirement until a later date. In order to migrate more traffic on to its network, the Company is marketing automatic dialers to its residential and commercial customers in order to compete more effectively against British Telecom, which provides long distance service without requiring the user to dial an access code. Customers purchase or lease the dialer, which automatically dials the Company's network access code for the customer.

    The Company's European network (including the United Kingdom) is monitored by ATL, one of its wholly owned subsidiaries, in London and the Company's network operations center in St. Louis, Missouri.

    NORTH AMERICA

    UNITED STATES. The United States is one of the Company's original markets. The Company has been providing international and domestic long distance service in the New York metropolitan area since 1993. The Company now also provides its calling card, prepaid card, wireless access to long distance and directory assistance services nationally and provides its other services (primarily residential and commercial long distance) in the 15 U.S. cities in which the Destia Network has a switch or POP. Because of the U.S. market's size and receptiveness to new services, the Company typically introduces new services in the United States before its other markets. For example, during the last quarter of 1998, the Company first introduced the Company's Presto! card in the United States over the Internet. The Company also intends to test (and cross market) additional e-commerce services to Presto! customers due to their predisposition to making purchases on-line.

    As of December 31, 1998, the Company had six switches and nine POPs in the United States, which enable the Company to originate domestic and international long distance calls in many of the largest U.S. metropolitan areas. Because of the substantial increase in its domestic traffic and its desire to provide services in more U.S. markets, the Company recently acquired a 20-year IRU from Frontier to use portions of its U.S. fiber optic network. This will replace the Company's use of the Qwest network. Frontier is in the process of building its fiber optic network that the Company will use, and the Company expects this network to be completed and substantially operational by the end of 1999. The Company expects to begin using a portion of Frontier's network by July 1999, although there can be no assurance in this regard. In addition, the Frontier arrangement will give the Company favorable origination and termination rates throughout the continental United States. See "--The Destia Network--North American Network--U.S. Network Expansion."

    CANADA. The Company expanded its network into Canada during the third quarter of 1998 by installing a switch in Toronto. The Company also plans to install a POP in Montreal by July 1999. This switch and POP will enable the Company to originate and terminate calls in Toronto and Montreal, two of the largest long distance markets in Canada. The Company began providing services in Canada late in the fourth quarter of 1998 and intends to further expand the Company's internal sales force in Canada in 1999.

COMPETITION

    The international telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services and transmission methods made possible by technological advances. The Company believes that long distance service providers compete principally on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, the Company has numerous competitors. The Company believes that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long distance calls in the markets in which the Company competes have declined historically and are likely to continue to decrease. Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company does.

    Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies ("RBOCs") will be allowed to enter the long distance market, AT&T, MCI WorldCom and other long distance carriers will be allowed to enter the local telephone service markets, and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the EU telecommunications markets in connection with the deregulation of the telecommunications industry in most EU countries, which began in January 1998. This increase in competition is likely to affect revenue per minute and gross margin as a percentage of revenue.

    NORTH AMERICA

    UNITED STATES. In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based primarily upon pricing, customer service, network quality, and the ability to provide value added services. As such, the long distance industry is characterized by a high level of customer attrition or "churn," with customers frequently changing long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as AT&T, MCI WorldCom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than the Company's current costs. Many of these competitors have greater financial, technological and marketing resources than the Company does. If any of the Company's competitors were to devote additional resources to the provision of international and/or domestic long distance telecommunications services to the Company's target customer base, there could be a material adverse effect on the Company's business.

    As a result of the 1996 Telecommunications Act, the RBOCs are also expected to become competitors in the long distance telecommunications industry, both outside of their service territory and, upon satisfaction of certain conditions, within their service territory. The Telecommunications Act prospectively eliminated the restrictions on incumbent LECs, such as the RBOCs, from providing long distance service. These provisions permit an RBOC to enter an "out-of-region" long distance market immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable in the provision of long distance service. RBOCs must satisfy certain procedural and substantive requirements, including obtaining FCC approval upon a showing that, in certain instances, facilities-based competition is present in its market, that it has entered into interconnection agreements that satisfy a 14-point checklist of competitive requirements and that its entry into the in-region long distance market is in the public interest before they are authorized to offer long distance service in their regions. No RBOC is authorized to do so yet, but they are expected to be authorized soon. When they are authorized, they will be very formidable competitors. In particular, Bell Atlantic, which serves the New York metropolitan and mid-Atlantic regions, is considered by industry observers to be the most likely RBOC to be the first to be permitted to offer long distance services. Because a substantial portion of the Company's customer base and traffic originates in the New York metropolitan area, Bell Atlantic will be a particularly formidable competitor. For long distance calls, Bell Atlantic will have a substantial cost advantage, because it will not have to pay access fees to a local carrier to originate the call. Access fees constitute a large portion of a long distance carrier's cost of services, including the Company's.

    The continuing trend toward business combinations and alliances in the telecommunications is also creating significant new or more powerful competitors to the Company. The proposed acquisitions of Frontier (the primary provider of the Company's U.S. transmission capacity beginning at the end of 1999) by Global Crossing and of GTE by Bell Atlantic, the merger of WorldCom and MCI, AT&T's acquisition of Telecommunications, Inc. and AT&T's acquisition of Teleport Communications Group, Teleglobe's acquisition of Excel Communications and SBC's acquisition of SNET are examples of some of the business combinations that are being formed. These combined entities may, now or in the future, be able to provide bundled packages of telecommunications products, including local and long distance services and data services and prepaid services, in direct competition with the products offered or to be offered by us, and may be capable of offering these products sooner and at more competitive rates than us.

    For example, AT&T's recently announced agreement to acquire Smartalk, which sells prepaid cards would, if consummated, provide AT&T with access to a major distribution network for inexpensive prepaid cards, a market where AT&T has not historically competed on the basis of price. AT&T's significant marketing resources and extensive network would make it a formidable competitor in the prepaid card market.

    The World Trade Organization (the "WTO") recently concluded an agreement, known as the WTO Basic Telecommunications Service Agreement (the "WTO Agreement"), that could also result in additional competitors entering the U.S. telecommunications markets. Under the WTO Agreement, the U.S. and other members of the WTO committed themselves to, among other things, opening their telecommunications markets to foreign carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. There can be no assurance that the WTO Agreement will not have a material impact on the Company's business.

    The Company also expects increasing competition from Internet telephony service providers, including Internet service providers. The use of the Internet to provide telephone service is a recent development. To date, the FCC has determined not to subject such services to the same FCC regulation as telecommunications services. Accordingly, Internet service providers are, today, not subject to universal service contributions, access charge requirements, or traditional common carrier regulation. The Company cannot predict the impact that this continuing lack of regulation will have on the Company's business.

    CANADA. The Canadian telecommunications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including the Company. The Company competes with facilities-based carriers, other resellers and rebillers, primarily on the basis of price. The principal facilities-based competitors include the former Stentor partner companies, in particular, Bell Canada, the dominant supplier of local and long distance services in the provinces of Ontario and Quebec, BC Tel and Telus Communications, as well as the next largest Stentor companies which have announced a proposed merger, as well as non-Stentor companies, such as AT&T Canada, Teleglobe Canada, and Sprint Canada. The Company also competes with ACC TelEnterprises which, until its recent merger with AT&T Canada, was one of the largest resellers in Canada. The former Stentor partner companies discontinued their partnership on January 1, 1999 and are now competing against one another for the first time.

    EUROPE

    In continental Europe, the Company's competitors include:

    - PTTs;

    - alliances such as Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One", and AT&T's alliance with both British Telecom and Japan Telecom (that has recently announced a plan to contribute their international facilities and personnel to a newly formed company that is likely to be a substantially more formidable competitor);

    - companies offering resold international telecommunications services; and

    - other companies with business plans similar in varying degrees to the Company, including emerging public telephone operators who are constructing their own networks and wireless network operators.

    The Company believes that its continental European markets will continue to experience increased competition and will begin to resemble the competitive landscape in the United States and the United Kingdom. In addition, the Company anticipates that numerous new competitors will enter the continental European telecommunications market.

    Competition is strong in the liberalized U.K. telecommunications market. In the United Kingdom the Company's principal competitors are British Telecom, the U.K. PTT, First Telecom and Cable & Wireless. The Company also face competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) and from resellers. The Company also competes with wireless service providers and cable companies.

    Furthermore, in certain European countries (including in France and Belgium) "facilities based" carriers that make investments in infrastructure receive lower interconnection rates than non-facilities based providers. The Company does not expect to qualify for such a discount until the Company purchases more fiber optic transmission capacity in Europe (particularly in France and Belgium). In addition, certain of the Company's competitors offer customers an integrated full service telecommunications package consisting of local and long distance voice, data and Internet transmission. The Company does not currently offer all of these types of service, which could have a material adverse effect on its competitiveness.

    See "--Risk Factors--Competition" and "--Risk Factors--Increasing Pricing Pressures."

REGULATION

    Regulation of the telecommunications industry is changing rapidly both domestically and globally. As an international telecommunications company, the Company is subject to varying degrees of regulation in each of the jurisdictions in which the Company provides its services. Laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which the Company operates. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations.

    The regulatory framework in certain jurisdictions in which the Company provides its services is described below:

    UNITED STATES

    In the United States, the Company's services are subject to the provisions of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, the FCC regulations thereunder, as well as the applicable laws and regulations of the various states administered by the relevant PSCs. The recent trend in the United States for both federal and state regulation of telecommunications service providers has been in the direction of reduced regulation. Although this trend facilitates market entry and competition by multiple providers, it has also given AT&T, the largest international and domestic long distance carrier in the United States, increased pricing and market entry flexibility that has permitted it to compete more effectively with smaller carriers, such as the Company. In addition, the 1996 Telecommunications Act has opened the United States market to increased competition from RBOCs. The Company cannot be certain whether future regulatory, judicial and legislative changes in the United States will materially affect its business.

    The FCC currently regulates the Company as a non-dominant carrier with respect to both its international and domestic interstate long distance services. Although the FCC has generally chosen not to closely regulate the charges, practices or classifications of non-dominant carriers, the FCC has broad authority which includes the power to impose more stringent regulatory requirements on the Company, to change its regulatory classification, to impose monetary forfeiture, and to revoke its authority. In this increasingly deregulated environment, however, the Company believes that the FCC is unlikely to do so.

    FCC INTERNATIONAL. In addition to the general requirement that the Company obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to the Company's international services, the Company also is subject to the FCC's international service policies, certain of which may affect the Company's ability to provide the Company's services in the most economical fashion. For example, the FCC's private line resale policy prohibits a carrier from reselling interconnected international private leased circuits to provide switched services (known as "ISR") to or from a country absent FCC authorization. The FCC recently modified its policy on private line resale to allow such resale between the U.S. and a WTO member country for which the FCC has not previously authorized the provision of switched services over private lines upon a demonstration that (1) settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and the country at the foreign end of the private line are at or below the benchmark settlement rate adopted by the FCC, or (2) where the country at the foreign end affords resale opportunities "equivalent" to those available under U.S. law. Both conditions must be present before the FCC will authorize private line resale between the U.S. and a non-WTO member country for which the FCC has not previously authorized the provision of private line resale. The following countries are not subject to those limitations: Australia, Austria, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, New Zealand, The Netherlands, Norway, Sweden, Switzerland, United Kingdom. The practical implication for the Company of this policy is that the Company is restricted from (i) transmitting calls routed over leased lines between New York and London onward over a leased line to continental Europe (other than to a country approved for ISR); and (ii) transmitting calls from continental European countries (other than those approved for ISR) over leased lines from London and then onward over a leased line between London and New York. The policy may materially limit the best use of the Company's leased lines between New York and London and may result in increased transmission costs on certain calls, which the Company is not able to pass through to its customers.

    The Company is also subject to the FCC's International Settlements Policy ("ISP") which governs the settlement between U.S. carriers and their foreign correspondents of the cost of terminating traffic over each other's network. The FCC could find that, absent a waiver, certain terms of the Company's foreign carrier agreements or its actions do not meet the requirements of the ISP. Although the FCC generally has not issued penalties in this area, it has recently issued a Notice of Apparent Liability against a U.S. company for violating the ISP and it could issue a cease and desist order or impose fines. If the FCC were to impose such fines or order on the Company, the Company do not believe that it would have a material adverse effect on its business.

    The FCC and certain PSCs require prior approval of transfers of control, including pro forma transfers of control resulting from corporate reorganizations, and assignments of regulatory authorizations. Such requirements may delay, prevent or deter a change in control of the Company. Although the Company believes that no material penalties would result from its failure to notify the FCC and certain PSCs of a change of control or from the Company's failure to seek prior approval or take certain actions, the Company cannot be certain whether this will be the case.

    FCC DOMESTIC INTERSTATE. The Company is considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. The Company is not required to obtain FCC authority to expand the Company's domestic interstate operations, but the Company is required to maintain, and does maintain, a domestic interstate tariff on file with the FCC. The FCC presumes the tariffs of non-dominant carriers to be lawful. Therefore, the FCC does not carefully review such tariffs. The FCC could, however, investigate the Company's tariffs upon its own motion or upon complaint by a member of the public. As a result of any such investigation, the FCC could order the Company to revise the Company's tariffs, or the FCC could prescribe revised tariffs.

    The 1996 Telecommunications Act is intended to increase competition in the U.S. telecommunications markets. Among other things, the legislation contains special provisions that eliminate the restrictions on incumbent LECs such as the RBOCs from providing long distance service. These provisions permit an RBOC to enter an "out-of-region" long distance market immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable in the provision of long distance service. The provisions also permit an RBOC to enter the "in-region" long distance market if it satisfies procedural and substantive requirements, including showing that facilities-based competition is present in its market, that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements and that its entry into the "in-region" long distance market is in the public interest.

    A number of RBOCs have made initial applications for the approvals necessary to enter their "in-region" long distance markets, although, to date, all such applications have been denied on the basis that the RBOC has not satisfied the list of competitive requirements. However, there have recently been extensive discussions among the state PSCs, the FCC and RBOCs in order to develop a definitive understanding of these requirements and the specific criteria to measure their satisfaction. These discussions may lead to one or more successful RBOC "in-region" applications in the future. In particular, Bell Atlantic, which serves the New York metropolitan and mid-Atlantic regions is considered by industry observers to be the most likely RBOC to be the first to be permitted to offer long distance services. Because a substantial portion of the Company's customer base and traffic originates in the New York metropolitan area, Bell Atlantic would be a particularly formidable competitor. The Company expects that Bell Atlantic will have a cost advantage over the Company because it will not need to pay access charges, which constitute a substantial portion of the Company's cost of services. See "--Risk Factors-- Competition."

    The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that may potentially impact the Company's operations. It is unknown at this time precisely the nature and extent of the impact that the legislation will have on the Company. On August 1, 1996, the FCC adopted an Interconnection Order implementing the requirements that incumbent LECs make available to new entrants interconnection and unbundled network elements, and offer retail local services for resale at wholesale rates. Important portions of the FCC's order were subsequently overturned by a court order. However, on January 25, 1999, the U.S. Supreme Court upheld most of the challenged rules, finding that the FCC has significant jurisdiction to establish rules to promote competition for competitive local exchange services. Although some of the FCC's rules may be challenged in future proceedings and the Supreme Court decision requires the FCC to conduct additional proceedings to determine new unbundling standards, the Supreme Court decision seems likely to promote competition for telecommunications services generally.

    Section 706 of the Telecommunications Act gives the FCC the right to forbear from regulating a market if the FCC concludes that such forbearance is necessary to encourage the rapid deployment of advanced telecommunications capability.
Section 706 has not been used to date, but in January 1998, Bell Atlantic filed a petition under Section 706 seeking to have the FCC deregulate entirely its provision of packet-switched telecommunications services. Similar petitions were filed later by the Alliance for Public Technology and US West Inc. (currently Media One Group Inc.).

    On August 7, 1998, the FCC released an order denying requests by the RBOCs that it use Section 706 of the Telecommunications Act to forbear from regulating advanced telecommunications services. Instead, the FCC determined that advanced services are telecommunications services and that ILECs providing advanced services are still subject to unbundling and resale obligations of Section 251(c) and the in-region interLATA restrictions of Section 271.

    On the same day, the FCC released a Notice of Proposed Rulemaking ("NPRM") proposing that ILECs be permitted to offer advanced services through separate affiliates. Such affiliates would continue to be prohibited from completing interLATA calls but would not be required to unbundle network elements under
Section 251(c).

    The FCC has also significantly revised the universal service subsidy regime. Beginning January 1, 1998, interstate carriers, such as the Company, as well as certain other entities, became obligated to make FCC-mandated contributions to universal service funds. These funds subsidize the provision of telecommunications services in high cost areas and to low-income customers, as well as the provisions of telecommunications and certain other services to eligible schools, libraries and rural health care providers. The Company's share of these federal subsidy funds will be based on its revenues. The Company's revenues that are subject to the high cost and low income fund are its quarterly interstate and gross end-user telecommunications revenues. The Company's revenues for the schools and libraries and rural health care fund are its estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. Contribution factors vary quarterly and the Company and other carriers are billed monthly. In addition, the FCC orders implementing the universal service contribution obligation are subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions and appeals are decided, there can be no assurance as to how the orders will be ultimately implemented or enforced or what effect the orders will have on competition within the telecommunications industry or specifically on the Company's competitive position. Contribution factors for first quarter 1999 are:
(i) 3.18% for the high cost and low income funds (interstate and international revenues); and (ii) 0.58% for the schools, libraries, and rural health care funds (intrastate, interstate and international revenues). Because the contribution factors do vary quarterly, the annual impact on the Company cannot be estimated at this time, although the Company does not expect it to be material.

    The Company's costs of providing long distance services will also be affected by changes in the access charge rates imposed by LECs for origination and termination of calls over local facilities. The FCC has significantly revised its access charge rules in recent years to permit incumbent LECs greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services. The Company currently has agreements to terminate, originate or exchange traffic with a variety of carriers who, in turn, may be subject to similar agreements with other carriers or LECs. Any change in any of these agreements, whether by operation of law or otherwise, may affect the Company's costs or could disrupt its ability to terminate, originate or exchange traffic and, therefore, have a material adverse effect on the Company. The FCC has, for example, created a new presubscribed interexchange carrier charge ("PICC") rate element. The PICC is a flat-rate, per line charge that is recovered by LECs from interexchange providers. Effective January 1, 1998, the initial maximum permitted interstate PICC charge is $0.53 per month for primary residential lines and single-line business lines and $1.50 per month for second and additional residential lines. The initial maximum interstate PICC for multi-line businesses are $2.75 per month, per line. The ceilings may increase over time. The FCC continues to adjust its access charge rules and has indicated that it will promulgate additional rules sometime in 1999 that may grant certain LECs further flexibility. While the Company currently intends to pass through the costs of both the PICC and its universal service fund contributions to its customers, there can be no assurance that the Company will be able to or that doing so will not result in a loss of customers.

    The 1996 Telecommunications Act also requires interexchange carriers to compensate payphone owners when a payphone is used to originate a telephone call using a calling card. In orders issued in September and October of 1996, the FCC established a compensation scheme that required all carriers to begin compensating payphone owners on a per-call basis beginning October 7, 1997 at a rate $.35 per call. On July 1, 1997, the United States Court of Appeals for the District of Columbia ("D.C. Circuit") issued an opinion reversing in part the FCC's payphone orders. The court ruled that the rate of $.35 per call was arbitrary and capricious and remanded the case to the FCC for further proceedings. The FCC, thereafter, issued a further rulemaking on compensation for payphone owners. On October 9, 1997, the FCC ruled that interexchange carriers are required to compensate payphone owners at a rate of $.284 for all payphone calls. The FCC ruled that this compensation method will be effective from October 7, 1997 through October 7, 1999. On May 15, 1998, the D.C. Circuit remanded the order to the FCC, ruling that the $.284 rate established was arbitrary and capricious, but did not vacate it. On February 4, 1999 the FCC released an order which lowered the payphone compensation rate on a going forward basis to $.240. For amounts already due, the FCC determined that the payphone owners should be compensated at a rate of $.238.

    The FCC also imposes requirements for the marketing of telephone services and for obtaining customer authorization for changes in a customer's primary long distance carriers. The FCC has recently imposed severe penalties on a number of carriers for "slamming," the unauthorized change of a customer's presubscribed long distance carrier. Under an order recently issued by the FCC, carriers such as the Company are required to take certain additional steps to prevent slamming. The FCC is continuing to reexamine its slamming rules.

    STATES. The Company's predecessor corporation, Econophone, Inc., which was incorporated in New York, received authorization, where necessary, either pursuant to certification, the fulfillment of tariff requirements or notification requirements, to provide long distance services in 49 states. Following the reorganization of Econophone, Inc. as a Delaware corporation, the authorizations were transferred to the Company. The Company in turn has recently transferred the authorizations to a recently created wholly-owned subsidiary, Econophone Services, Inc. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities.

    Many states also impose various reporting and other requirements. A number of state PSCs have adopted rules governing the markets of telephone services and obtaining customer authorizations for changes of a customers' primary long distance carrier. State commissions also regulate access charges and other pricing for telecommunications services within each state. The Company may also be required to contribute to universal service funds in some states.

    REGULATION OF THE INTERNET. The use of the Internet to provide telephone service is a recent development. Currently, the FCC is considering whether or not to impose surcharges or additional regulations upon certain providers of Internet telephony. In an April 1998 report to Congress, the FCC indicated it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that certain forms of phone-to-phone Internet telephony appeared to have the same functionality as non-Internet protocol telecommunications services and lacked the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, it may require these service providers to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. State PSCs may also retain jurisdiction to regulate the provision of intrastate Internet telephony services and could initiate proceedings to do so.

    PATENT RIGHTS RELATING TO PREPAID SERVICES. Various parties have claimed that certain prepaid card providers are infringing upon patent rights held by these parties relating to the provision of prepaid card services. The Company do not expect that its prepaid card services will be found to infringe upon any third-party patent rights, although there can be no assurance that the Company would prevail if a claim were asserted by a third party. If the Company were unable to provide its prepaid card services in the manner in which they currently are provided, it could have a material adverse effect on its business.

    EUROPEAN UNION

    In Europe, the regulation of the telecommunications industry is governed at a supra national level by the European Commission ("EC"), consisting of the EU member countries. The EU member countries include: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. The EU is responsible for creating pan-European policies and, through legislation, developing a regulatory framework to ensure an open, competitive telecommunications markets.

    As of January 1, 1998 the EU abolished all special or exclusive rights that restrict the provision of telecommunications services. Specific directives have been adopted, which include the Open Network Provision ("ONP") Leased Lines Directive, the ONP Voice Telephony Directive, the ONP (Adaptation of the Framework and Leased Lines to a Competitive Environment) Directive and the Interconnection Directive, the latter of which would provide for equal access and number portability on January 1, 2000. Equal access would enable a customer to access its network over another operator's network, without dialing an access code, by "preselecting" Destia as its long distance carrier. However, Oftel, the U.K. regulatory authority, already has indicated that it will seek to defer the implementation of equal access in the United Kingdom, and PTTs and/or regulators in certain other EU jurisdictions also are expected to seek deferrals. Number portability would enable customers to retain their existing telephone numbers when switching to alternative carriers and is already available (although not universally) in the United Kingdom. Additional directives, in addition to those described above, remain to be adopted by the Council of the European Communities, although their final content and timing of implementation cannot be predicted at this time. Certain EU countries have temporary waivers from these EU deregulation requirements: Greece and Portugal until January 1, 2000.

    National governments also must pass legislation within their countries to give effect to EC directives. Each EU member state in which the Company currently conducts business will therefore continue to, in part, have a different regulatory regime. The requirements for the Company to obtain necessary approvals vary considerably from country to country and are expected to continue to so vary. See "--Risk Factors-- Regulatory Restrictions."

    WORLD TRADE ORGANIZATION INITIATIVES. The WTO recently concluded the WTO Agreement, which opens the telecommunications markets of the signatory countries to entry by foreign carriers on varying dates and to varying degrees. The WTO Agreement became effective on February 5, 1998. Pursuant to the WTO Agreement, U.S. companies would have foreign market access for local, long distance and international services, either on a facilities basis or through resale of existing network capacity on a reasonable and non-discriminatory basis. Although the WTO Agreement may open additional markets to the Company or broaden the permissible services that the Company can provide in certain markets, the WTO Agreement also may subject the Company to greater competitive pressures in the Company's markets, with the risk of losing customers to other carriers and reductions in its rates.

    UNITED KINGDOM. Licenses are needed to provide all the international services that the Company provides in the United Kingdom. Licenses are granted by the Secretary of State for Trade and Industry but enforced by the U.K. regulatory authority under powers granted by the Telecommunications Act, 1984. The Company has all of the necessary licenses to provide its services in the United Kingdom.

    International simple resellers, such as the Company, operate under registrable class licenses. Through the Company's subsidiary ATL, the Company has an International Simple Voice Resale Class License (the "ISVR"), which entitles the Company to resell international message, telephone and private line services. The ISVR license also enables ATL to interconnect with, and lease capacity at wholesale rates from, British Telecom and other public telecommunications operators. The Company also has an International Facilities License, which authorizes the Company to provide international telecommunication services over its own international infrastructure.

    The Company's U.K. customers currently are unable to preselect the Company as their long distance carrier. Equal access is scheduled to become available in the United Kingdom on January 1, 2000 pursuant to relevant EU directives. However, British regulators have indicated that they will seek to defer the implementation of equal access in the United Kingdom until a later date.

    BELGIUM. Since January 1, 1998, licensed operators have been able to provide telephony services in Belgium. On July 15, 1998, the Royal Decree of Voice Telephony removing the last remaining monopolies of Belgacom, the Belgium PTT, was published. These permitted services include all of the services that the Company currently provides in Belgium.

    Providers of voice telephony services must apply for a voice telephony license. The Company was recently granted a permanent license, which expires in 2014, by the Belgium Minister for Telecommunications.

    In Belgium, "facilities-based" carriers that make investments in infrastructure receive lower interconnection rates than non facilities-based providers. These incentives provide carriers that own infrastructure with a cost advantage over carriers that do not own infrastructure. Because the Company is not a facilities-based carrier within the meaning of Belgian regulations, the Company is not eligible for these incentives.

    Preselection currently is unavailable to the Company's customers in Belgium. The Belgian regulatory authorities have not yet introduced the regulations setting forth the criteria that private carriers must satisfy in order to be able to offer preselection to their customers.

    The Company's interconnection in Belgium has been granted on a temporary basis until July 15, 1999 pending the adoption of certain new telecommunications legislation in Belgium. Once this legislation has been adopted, the Company will need to enter into a new interconnection agreement with Belgacom. If this new legislation has not been adopted before July 15, 1999, the Company expects the term of its Belgian interconnection to be extended. Furthermore, once the new legislation is adopted, the Company expects to be able to enter into a new interconnection agreement with Belgacom. However, there can be no assurance that this will be the case with respect to either of the foregoing. If the Company were to lose its interconnection with Belgacom in Belgium, the Company would need to obtain interconnection from another carrier, which could increase its transmission costs in Belgium.

    FRANCE. Since January 1, 1998, licensed private service providers have been able to offer domestic and international long distance voice telephony services to the general public in France after obtaining a voice telephony license. The Company's French subsidiary, Econophone SA, obtained its voice telephony license during the third quarter of 1998. This license enables the Company to provide all of its current services in France.

    In order to own and control transmission infrastructure in France, a carrier must obtain an infrastructure license from the Autorite de Regulation
T elecommunications ("ART"). Because the Company leases, rather than own, its transmission lines in France, the Company is not required to have an infrastructure license. The ART provides financial incentives to certain infrastructure providers. These incentives provide carriers that own infrastructure with a cost advantage over carriers that do not own infrastructure and are not available to the Company.

    Preselection currently is unavailable to the Company's customers in France. In addition, seven carriers that have agreed to interconnect on a national basis to the French PSTN in a substantial number of markets have been granted single digit access for their customers. The Company is not one of these carriers.

    GERMANY. On January 1, 1998, the German telecommunications market was substantially liberalized. Through the Company's interconnection with Deutsche Telekom and on the basis of the Company's carrier identification code, its customers are able to preselect the Company as their carrier for certain services. In Germany, the Company's activities are governed by the Telecommunications Act of July 25, 1996 (the "German Telecommunications Act"). Under the German Telecommunications Act, the provision of "voice telephony service," which includes services involving switching in Germany on the basis of self-operated telecommunications networks, requires a license of Class 4 under the Act. The Company received a geographically limited Class 4 license during the second quarter of 1998, which enables the Company to provide voice telephony services. Pursuant to rulings of the Regulatory Authority for Telecommunications and Posts ("RegTP"), holders of geographically limited Class 4 licenses are only entitled to obtain interconnection services which correspond to the areas covered by such licenses. The Company has recently requested that its license be expanded to cover all of Germany.

    The German Telecommunications Act and the Network Access Ordinance require public telecommunications network operators to offer interconnection at the request of other network interconnection operators. This requires Deutsche Telekom to allow other providers interconnection to its telecommunications networks. During the fourth quarter of 1998, the Company entered into an interconnection agreement with Deutsche Telekom which expired at the end of February 1999. The Company initiated a legal action with the RegTP on February 25, 1999 that challenged the terms of interconnection being offered by Deutsche Telekom and requested the RegTP to issue a preliminary order and a final order requiring Deutsche Telekom to offer reasonable interconnection terms to ensure continued interconnection of the Company's German network with Deutsche Telekom's network. Deutsche Telekom, as a market-dominating operator, is obligated to grant the Company access to Deutsche Telekom's network. In addition, certain conditions of such network access may be determined by the RegTP. Nevertheless it is uncertain if the RegTP will grant the Company network access on terms and conditions acceptable to the Company. If Deutsche Telekom were permitted to restrict its interconnection offer as currently proposed, the Company's transmission costs in Germany could be increased and the coverage of services offered by the Company could be limited. Several other competitive carriers are now participating in this legal action, since the determination by RegTP on these issues is likely to have industry-wide consequences for all competitive carriers that interconnect with Deutsche Telekom in Germany.

    SWITZERLAND. With the implementation of the Telecommunication Act of 1997 on January 1, 1998, Switzerland became a fully liberalized telecommunications market. The provision of the Company's services in Switzerland does not require a license, although the Company is required to make certain notice filings.

    The Company's Swiss subsidiary, Econophone GmbH, signed an interconnection agreement with Swisscom, the Swiss PTT, during the second quarter of 1998. The Company's interconnection with Swisscom enables its customers to preselect the Company as their long distance carrier in Switzerland.

    CANADA

    The domestic long distance market in Canada was first opened to resale competition in 1990 and then to facilities-based competition in 1992. Although Canada's international market was also opened to competition in 1992, facilities-based competitors were not permitted to enter this market due to a long-standing monopoly held by Teleglobe Canada. As a signatory to the WTO Agreement, Canada agreed to end Teleglobe Canada's monopoly on Canada overseas transmission facilities effective on October 1, 1998. The Company received a license early in the first quarter of 1999 which authorizes the Company to provide to offer international long distance services to the Company's customers in Canada. The provision of domestic long distance services in Canada does not require a license, although the Company is required to make certain notice filings. As a reseller of long distance services, the Company is currently not subject to any foreign ownership restrictions in Canada.

    EMPLOYEES

    As of December 31, 1998, the Company had 877 employees, an increase from the 408 employees that the Company had at December 31, 1997. The breakdown of the Company's employees by region as of December 31, 1998 was as follows:

REGION                                                                      NUMBER OF EMPLOYEES
------------------------------------------------------------------------  -----------------------
Continental Europe......................................................               108
United Kingdom..........................................................               247
North America...........................................................               522
                                                                                       ---
Total...................................................................               877

    The Company's North American employees are based principally in its offices in Paramus, New Jersey (executive offices); New York, New York; Brooklyn, New York; College Station, Texas; and St. Louis, Missouri. In Europe, the Company's employees are based principally in offices located in cities where the Company has a switch. The Company has never experienced a work stoppage and its employees are not represented by a labor union or a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

    LIMITED OPERATING HISTORY

    The Company has a limited operating history. The Company was founded in 1992 and before 1994 only conducted minimal business. In addition, the Company has only begun providing most of its current services in most of its current markets since 1996 or later. See "--Business--Products and Services."

    The Company has had limited experience in most of the markets the Company currently serves and intends to significantly expand the scale and scope of its operations in its markets. As part of this expansion, the Company intends to introduce new services and features including enhanced services such as voicemail, "follow me," data and Internet access services that the Company has not historically offered to any significant extent. The Company also intends to enter into new geographic markets where the Company currently does not have operations. In 1999, the new geographic markets that the Company intends to enter include Austria, Ireland, Italy and The Netherlands.

    The Company's prospects must therefore be considered in light of the foreseeable and unforeseeable risks, expenses, problems and delays inherent in an early stage company substantially expanding its business in a rapidly evolving industry and in new markets. Any of these factors could have a material adverse effect on its business.

    IMPLEMENTATION OF ITS EXPANSION PLANS

    The Company is highly leveraged, which the Company hope will enhance the return to its stockholders. However, its leverage makes its success, and the return to its stockholders, extremely dependent on its ability to grow. To successfully implement the Company's goal of expanding and enhancing its business operations, the Company will need to:

    - successfully implement its marketing strategies;

    - continue the development, expansion and integration of its network;

    - obtain satisfactory and cost-effective ownership interests and lease rights from, and establish interconnection arrangements with, competitors that own transmission lines (in certain cases, intra-national transmission lines may be available only from a PTT);

    - hire, retain and motivate highly productive sales personnel and independent sales agents, particularly in Europe, where such individuals are particularly difficult to identify and retain;

    - continue to expand and develop its billing systems, order provisioning processes, technical support, customer service and other back-office capacity;

    - enhance and expand its service features and offerings; and

    - continue to attract and hire experienced corporate professionals.

    If the Company fails to successfully implement these plans, it is likely that its business would be materially adversely affected.

    EXPANSION COSTS AND RISKS WILL BE SIGNIFICANT

    The Company will incur significant costs as the Company attempts to expand. These costs generally will be incurred in advance of anticipated related revenues, and may cause substantial and unanticipated fluctuations in the Company's operating results.

    To increase its customer base and enhance its support of its customers, the Company intends to substantially increase its sales and marketing and customer care expenses, especially in its newer geographic markets and over the Internet. The Company plans to conduct new sales and marketing campaigns. The Company also plans to hire additional internal sales personnel. In addition, the Company intends to make significant investments in its customer support, billing, order provisioning and other information processing capabilities. These initiatives will be costly and will affect the Company's operating results.

    The Company also will make substantial capital expenditures. For 1999, the Company plans to spend approximately $100 million for capital expenditures on network equipment, back-office systems, the continued build-out of the Company's network operations center in St. Louis, Missouri, a transatlantic IRU and other fiber optic transmission capacity. Actual capital expenditures may be significantly different than the Company's current plans, in part because the Company intends to be opportunistic in acquiring transmission capacity in a dynamic market. The Company also expects to have substantial capital expenditures after 1999. The Company may seek to finance its capital expenditures by issuing additional debt or equity securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    RISKS OF POTENTIAL ACQUISITIONS

    The Company is not engaged in any negotiations regarding any material acquisitions, but intend to pursue selected acquisitions and strategic alliances. The Company's ability to engage in acquisitions will be dependent upon its ability to identify attractive acquisition candidates and, if necessary, obtain financing on satisfactory terms. The challenges of acquisitions include:

    - potential distraction to management;

    - integrating the acquired business's financial, computer, payroll and other systems into the Company's own systems;

    - implementing additional controls and information systems appropriate to a growing company;

    - unanticipated liabilities or contingencies from the acquired company; and

    - reduced earnings due to increased goodwill amortization, increased interest costs and costs related to integration.

    If the Company is unsuccessful in meeting the challenges arising out of its growth, the Company's business could be adversely affected.

    SUBSTANTIAL INDEBTEDNESS, FUTURE LOSSES AND NEGATIVE EBITDA

    As of December 31, 1998, the Company had total consolidated indebtedness of $397.4 million and a stockholders' deficit of $102.5 million. Furthermore, the 11% Senior Discount Notes due 2008 that the Company issued during 1998 (the "1998 Notes") currently do not pay interest in cash, and from January 1, 1999 to February 15, 2003 will accrete in value (i.e., effectively increase in principal amount), by approximately $107.1 million. Thereafter, interest on the 1998 Notes must be paid in cash. For 1998, the Company had a net loss of $68.9 million, the Company had negative EBITDA of $26.9 million and net cash used in operating activities was $26.4 million. The Company expects to have operating losses and negative EBITDA and negative cash flow from operations through at least 2000. The Company cannot be certain that it will ever operate at profitable levels or have positive EBITDA or be able to repay principal and interest on money that the Company has borrowed. The Company's failure to achieve any of these results would materially adversely affect its business.

    The Company expects that the proceeds of the Offering, together with an equipment loan that the Company expects to obtain and its other cash resources, will be sufficient to fund its budgeted capital expenditures and operations until the Company generates positive cash flow from operations. However, if the Company makes any significant acquisitions of businesses or assets, or the Company's business plans or assumptions prove to be inaccurate, the Company may need to borrow more money, which would increase its overall indebtedness.

    If the Company is unable to generate sufficient cash flows from operations to pay principal and interest on its indebtedness, the Company may be required to refinance some or all of it. If the Company is not able to refinance its indebtedness on acceptable terms or to borrow additional money, it could be forced to default on its indebtedness obligations. This would have a material adverse effect on its business.

    The indentures pertaining to the 1997 Notes and the 1998 Notes that the Company has issued contain various restrictive covenants. All of these restrictions, in combination with the Company's highly leveraged financial situation, could:

    - limit its ability to react to changing market conditions, changes in its industry or economic downturns;

    - place the Company at a competitive disadvantage if the Company is not able to borrow money on acceptable terms for future acquisitions, capital expenditures or other purposes;

    - increase the losses the Company will need to fund and require the Company to dedicate a substantial portion of the cash flow from its operations, if any, to pay its interest expense, which would make it more difficult to fund its needs or plans; and

    - make it more difficult for the Company to satisfy its debt obligations.

See "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

    COMPETITION

    The markets for all of the Company's services are extremely competitive and the Company expects competition to continue to intensify, particularly in continental Europe, where many regulatory barriers have recently been reduced as part of an ongoing regulatory liberalization. Competition results in customer "churn" or "turnover." The Company believes that competition in many of its markets in Europe will eventually become as strong as competition in the United States. For a discussion of price competition, see "--Increasing Pricing Pressures."

    Many of the Company's competitors are well-known, have substantially greater financial, technical and marketing resources and larger networks than the Company does, control a greater portion of their transmission lines and have long-standing relationships with the Company's target customers and the regulators in local markets. Many of the Company's larger competitors, such as AT&T, MCI WorldCom, Sprint, British Telecom, Deutsche Telekom, France Telecom, Belgacom and SwissCom already have universal name recognition. The Company also competes with alliances such as AT&T's alliance with British Telecom (which recently annouced that their alliance will include Japan Telecom). The Company believes that many of these competitors will continue to increase the resources that they devote to marketing and selling international and/or domestic long distance services in each of the markets where the Company operate. As a result, the Company will face increasing pressure upon its ability to acquire customers. These competitive pressures could materially adversely affect the Company's business.

    Many of the Company's larger competitors, particularly in the United States, also offer customers an integrated full service telecommunications package consisting of local and long distance voice, data and Internet transmission. The Company does not currently offer all of these types of services and only intends to add some or all of such offerings over time. In particular, the Company has no plan to offer local service in the United States.

    In the United States, the Company expects that, in the near future, the RBOCs, which are the principal U.S. local telephone companies, also may compete with the Company for long distance customers in their "in region" service areas. RBOCs have to satisfy a list of competitive requirements before they are authorized to offer long distance service to their local customers. No RBOC is authorized to do so yet, but they are expected to be authorized soon. When they are authorized, they will be very formidable competitors. In particular, Bell Atlantic, which serves the New York metropolitan and mid-Atlantic regions, is considered by industry observers to be the RBOC most likely to be the first permitted to offer long distance services. Because a substantial portion of the Company's customer base and traffic originates in the New York metropolitan area, Bell Atlantic will be a particularly formidable competitor. For long distance calls, Bell Atlantic will have a substantial cost advantage because it will not have to pay "access fees" to a local carrier to originate the call. Access fees constitute a large portion of a long distance carrier's cost of services, including the Company's.

    In many foreign markets where the Company does business, its principal competitor is the government-owned or quasi-governmental PTT, which has a long history of influence and control over the telecommunications market in its country. This history provides the PTTs with certain inherent competitive advantages over other providers, including:

    - control of "interconnection," which is the direct connection at one or more switches between a competing carrier (such as the Company) and the PTT, which owns the lines to virtually every telephone in the country;

    - extensive, and in many cases exclusive, ownership of facilities;

    - the ability to delay or prevent equal access to lines; and

    - the reluctance of some regulators to adopt policies and grant regulatory approval that will result in increased competition for the local PTT.

    For example, in England a caller must dial a four-digit prefix before every call in order to select the Company's long distance service. If a customer does not dial a prefix, the call is automatically carried by British Telecom. In France, only seven carriers have been granted regulatory approval to provide long distance service using a single digit prefix. The Company is not one of these carriers. Thus, a caller in France must dial a four-digit prefix in order to select the Company's long distance service (otherwise, the call will be carried by a competitor). In Germany, Deutsche was granted the approval in June 1998 to charge the following one-time fees to any customer that permanently changes long distance service providers (preselection): DM27 until the end of 1998, DM20 during 1999 and DM10 as of January 1, 2000. In Greece, regulatory restrictions prohibit the Company from offering long distance services other than "value-added" services or services to closed user groups (i.e., the Company cannot offer services to the general public). Furthermore, because competition has only recently been allowed in most of the Company's European markets, the customers of PTTs may be reluctant to entrust their telecommunications needs to new providers, such as Destia.

    The Company also may experience competition from competitors that use new or different technologies and/or transmission methods, including Internet service providers, cable television companies, wireless telephone companies, satellite owners and resellers, electric and other utilities, railways, microwave carriers and large end users that have private networks. While few of these types of competitors have been able to gain any material market share for the Company's principal services to date, technological advances may enable one or more of them to provide attractive alternative services. For example, the Company expects flat-rate nationwide cellular or PCS phone plans to offer increasingly formidable competition to the Company's calling card services. In the United Kingdom, cable companies have been very successful in entering the telecommunications market. See "Business--Products and Services."

    INCREASING PRICING PRESSURES

    The Company competes for customers based primarily on price. Price competition for all of the Company's services is intensive, but it is particularly acute for its U.S. prepaid card and calling card services.

    The Company's larger competitors generally have lower per call transmission costs than the Company has. They own more transmission capacity, have more favorable interconnection rates and obtain larger volume discounts from suppliers. The Company has no control over the prices set by its competitors, and when its competitors reduce their prices, the Company must reduce its prices.

    Industry observers predict that prices will continue to drop. This trend will in part be due to the increase in the number of carriers with international transmission networks. By having their own international networks, carriers are able to substantially reduce their variable transmission costs, which enables them to offer lower retail and wholesale prices. If this trend continues, the Company expects to experience a substantial reduction in its gross margins for international calls, which, absent a substantial increase in traffic carried or charges for additional services, would have a material adverse effect on its business.

    The Company expects that retail telecommunications rates in all of its principal markets, particularly in continental Europe and Canada, will continue to decrease rapidly. Some of the factors that will affect price competition for its services are discussed below.

    PRICE COMPETITION IN EUROPE

    The Company anticipates that continuing deregulation will cause significant retail price declines, similar to the price declines experienced in the United States and being experienced in the United Kingdom as a result of deregulation in those countries. The Company believes that European PTTs may react to competition more aggressively than AT&T did in the U.S. after its divestiture in the 1980s.

    For example, each of the Company's PTT competitors in Europe has taken steps to substantially reduce retail prices in an effort to protect its market share and deter competitors. In this regard, France Telecom has recently announced that it will reduce its prices by 10% on international services and by 12% on domestic long distance services. In the United Kingdom, the national regulatory authority has put downward pressure on British Telecom's retail prices by imposing a price cap on its retail prices for residential services. In Germany, Deutsche Telekom has recently announced significant reductions in its rates which will reduce its retail long distance rates by as much as 60%. The RegTP has indicated that it intends to approve these rate cuts.

    In certain European countries, carriers that make significant investments in infrastructure have cost advantages over other carriers. For example, in France and Belgium, "facilities-based" carriers that make investments in infrastructure receive lower interconnection rates than non-facilities-based providers. The Company is not a "facilities-based" provider within the meaning of French and Belgian regulations.

    The rapid reduction of retail prices by PTTs in continental Europe places increasing pressure on the Company to reduce its costs in order to preserve and improve its gross margins. Because of the expansion of the Destia Network and reductions in wholesale transmission costs, the Company has been able to avoid substantial declines in gross margins. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Cost of Services." As retail prices continue to fall, the Company will be subject to increasing pressure, which could have a material adverse effect on its business.

    COLLAPSE OF THE INTERNATIONAL SETTLEMENT REGIME

    Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. Because these rates were set by national monopolies, they were traditionally set at arbitrary, artificially high levels that enabled many carriers to enjoy high gross margins on international calls. With the introduction of competition in many countries, international settlement rates have been declining for the last several years and an increasing number of calls are being placed outside the international settlement rate system, resulting in drastically lower prices. Industry observers believe that the combined effects of deregulation, excess transmission capacity, advances in technology and the negligible marginal cost to a carrier that owns its own switches and transmission facilities of carrying an international call, are gradually causing the collapse of the international settlement rate system. Practices such as "refile" (where traffic originating from a particular country is rerouted through another country with a lower settlement rate), off settlement rate terminations (where a local carrier agrees to terminate an international call at rates below the settlement rates) and transit (where a carrier agrees to terminate another carrier's traffic to a particular country at a negotiated price other than the settlement rate) are becoming increasingly common.

    Settlement rates also are being reduced as a result of regulatory initiatives. Lower settlement rates are scheduled to be in effect for substantially all countries over the next several years. Lower settlement rates will reduce the Company's per call revenue, which could have a material adverse effect on its business.

    PRICE COMPETITION FROM INTERNET TELEPHONY

    The increased use of voice services over the Internet also is expected to result in a further reduction in prices. Competition from Internet telephony is expected to come from both Internet service providers and telephone companies. For example, AT&T, MCI WorldCom and ICG Communications have begun to offer voice telecommunications services over the Internet at substantially reduced prices. While the provision of voice telephony over the Internet historically has been characterized by lower standards of quality, technological improvements may result in Internet-based voice telephony becoming a strong competitor to voice services that are typically offered by carriers today.

    In the United States, providers of Internet telephony also benefit from an inherent cost advantage because their traffic is considered data, rather than voice telephony. This allows them to avoid paying access fees to RBOCs and other local telephone companies, while providers of traditional long distance services are required to pay such fees. Access fees constitute a large portion of a long distance carrier's cost of services, including the Company's.

    DEPENDENCE ON THIRD PARTY SALES ORGANIZATIONS

    The Company sells a substantial portion of its services through indirect channels of distribution, which consist of independent sales agents, distributors and, to a lesser extent, resellers ("Third Party Agents").

    The Company believes that its relationships with its Third Party Agents are good. However, the Company does not have control over Third Party Agents or their agents and employees. The Company therefore cannot be certain that they will perform in a satisfactory manner or that their interests will be aligned with the Company's. In addition, Third Party Agents also may terminate their business relationships with the Company at any time, with little or no prior notice. They could do this if the Company's competitors offer them increased sales incentives. This risk is especially pronounced in the Company's multi-level marketing program in the United Kingdom, where a master agent could determine to terminate its business relationship (and that of its sub-agents) with the Company and conduct business with a competitor, although the agent would be contractually obligated to leave its customers with the Company.

Unsatisfactory performance by Third Party Agents, or the termination by them of their business relationship with the Company, would hinder its ability to continue to grow and could have a material adverse effect on its business.

    Recent European Union ("EU") regulations pertaining to commercial agents provide sales agents with far greater protection than that provided by prior legislation, and could result in increased termination payments in the event of a dispute with a Third Party Agent.

    The Company previously experienced disputes with some of its independent sales agents. In connection with a change in the Company's distribution strategy in the United Kingdom, in late 1996, the Company entered into a settlement agreement with Europhone International ("EI"), the Company's former partner in a U.K. sales and marketing joint venture. Under the terms of the settlement, among other things, EI retained all of the rights in the customer list of the joint venture. For 1996, the Company's joint venture with EI and sales of carrier services to EI contributed 32% of its consolidated revenues and 92% of its U.K. originated revenues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--1997 Compared to 1996--SG&A."

    IMPORTANCE OF CARRIER AND OTHER WHOLESALE CUSTOMERS

    Carrier customers generally are extremely price sensitive, generate very low margin business and move their traffic from carrier to carrier based solely on small price changes. These changes occur as frequently as daily. Furthermore, there are numerous examples of small carriers obtaining service and credit terms from other carriers, reselling this service to customers at a loss in order to quickly build revenue and then refusing to pay the carrier bills when they come due. In the deregulating markets in Europe, these risks are particularly acute. Therefore, the Company could be exposed to a material credit risk over a very short period of time. The Company maintains a reserve for doubtful accounts receivable and periodically writes off specific accounts receivable. The Company believes that its credit criteria enable the Company to reduce its exposure to these risks. However, the Company cannot be certain that its criteria will afford adequate protection against these risks.

    During 1997 and 1998, the Company's sales of transmission capacity to carrier customers ranged from 9% to 30% of its consolidated revenues on a quarterly basis. During 1999, the Company intends to increase its carrier revenues, although its business will continue to be predominantly focused on retail sales. This may make the Company more susceptible to the risks associated with carrier customers.

    REGULATORY RESTRICTIONS

    Regulation of the telecommunications industry is changing rapidly, both domestically and internationally. Although the Company believes that deregulation efforts will create opportunities for the Company, they also present risks.

    As an international telecommunications company, the Company is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services. Laws and regulations differ significantly among these jurisdictions. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company or that domestic or international regulators or third parties will not raise material issues with regard to its compliance with applicable regulations.

    In the United States, regulatory considerations that affect or limit the Company's business include:

    - restrictions on the Company's use of leased lines;

    - universal service fund contribution requirements;

    - access charges that the Company is required to pay to local exchange carriers ("LECs");

    - payphone access charges that the Company is required to pay;

    - regulations and penalties relating to "slamming" (i.e., switching a customer's Service without its permission); and

    - regulations concerning use of customer proprietary information in cross marketing efforts.

    In Europe, regulatory considerations that affect or limit the Company's business include:

    - EU directives pertaining to equal access and number portability;

    - implementation of national legislation giving effect to EU directives;

    - EU directives relating to data protection and customer privacy; and

    - temporary license and/or interconnection regimes.

    In addition to the regulatory considerations indicated in this Risk Factor, see also "--Need for Interconnection" and "Business--Regulation" for a discussion of these and certain other regulatory risks and considerations relevant to the Company's business.

    NEED FOR INTERCONNECTION

    In each jurisdiction in which the Company operates, a monopoly or former monopoly owns the only line to an overwhelming majority of the telephones. Therefore, the Company needs to interconnect with these monopolies or former monopolies.

    In the United States, LECs are required to provide interconnection at regulated rates. Outside the United States, interconnection can be obtained through interconnection agreements negotiated directly with the PTTs (such as the Company's PTT interconnection agreements in the United Kingdom, Belgium, Germany, France, The Netherlands and Switzerland), or indirectly through other parties that have direct interconnection with the PTT. Interconnection agreements with PTTs typically provide for substantially more favorable access and termination rates and other benefits, such as the ability to offer customers abbreviated dialing. As a practical matter, interconnection with the PTT is a prerequisite to offering cost-effective services to customers in local markets. The availability and rates of interconnection are determined on a country-by-country basis. The failure to obtain interconnection on commercially acceptable terms, particularly in key markets, could have a material adverse effect on the Company's business.

    CONSIDERATIONS AFFECTING INTERCONNECTION IN EUROPE

    Regulations governing interconnection are not as developed and favorable to the Company in most of continental Europe as in the United States and the United Kingdom. The Company has been successful to date in obtaining interconnection in most of its major network cities in continental Europe. However, the Company has experienced delays in obtaining interconnection from some PTTs. The Company cannot be certain that it will be able to maintain all of its interconnections, obtain additional interconnection in current network cities (which would increase the Company's ability to handle larger traffic volumes) or obtain interconnection in additional cities, in each case on acceptable terms, on a timely basis or at all. In addition, in continental European cities where the Company has interconnection through private parties, the Company cannot be certain that it will be able to satisfactorily migrate to interconnection agreements with PTTs.

    In continental Europe, the Company generally must obtain its local connectivity directly from the PTTs, which are its primary competitors in that region. The PTTs have only recently begun the process of providing interconnection to other carriers and in many cases have delayed doing so.

    The Company's interconnection to the PTT in Belgium has been granted on a temporary basis pending the adoption of certain new telecommunications legislation in Belgium. The Company's interconnection agreement in Germany granting the Company access to Deutsche Telekom's network expired at the end of February 1999. The Company initiated legal action before the RegTP to ensure continued interconnection with Deutsche Telekom's network at reasonable conditions. The Company expects its temporary interconnections in Belgium and Germany to be extended until relevant national rules or interconnection decisions are adopted, although there can be no assurance that either of them will be extended. If the Company were to lose either interconnection, the Company would need to obtain interconnection from another carrier, which would increase its transmission costs in that country. See "Business--Regulation--Belgium" and "Business--Regulation--Germany."

    CONSIDERATIONS AFFECTING INTERCONNECTION IN THE UNITED STATES

    In the United States, the Company obtains interconnection from LECs. Because per minute retail rates on U.S. domestic long distance calls are low, the access and termination costs charged by LECs to long distance providers make up a significant portion of the total cost of these calls. If a LEC increases its access and termination charges, the Company's margins on domestic long distance calls to that LEC's home region would be materially adversely affected. In addition, when LECs are able to offer long distance services to their local customers, they will not have to pay these access charges. This will put the Company at a price disadvantage to the LECs.

    DEPENDENCE ON TRANSMISSION LINE PROVIDERS

    Transmission lines are the connections that carry substantially all of the Company's voice and data communications. The Company has not constructed its own fixed transmission lines and the Company does not have any plans to do so. Instead, the Company either acquires ownership or a long-term right to use (i.e., an IRU) the facilities of another carrier or consortium of carriers, or the Company leases its transmission capacity on a short-term basis.

    RISKS RELATING TO U.S. TRANSMISSION ARRANGEMENTS

    In the United States, the Company currently has a lease arrangement with Qwest that provides the Company with most of the Company's U.S. transmission capacity. By primarily using one transmission provider in the United States, the Company is able to obtain more favorable leased line charges, although it increases the Company's dependence on a single transmission provider.

    Because of the substantial increase in the Company's domestic traffic and its desire to provide services in more U.S. markets, the Company recently acquired a 20-year IRU from Frontier to use portions of its U.S. fiber optic network. This will replace the Company's use of the Qwest network. Frontier is in the process of building the fiber optic network that the Company will use, and the Company expects this network to be completed and substantially operational by the end of 1999. The Company expects to begin using a portion of Frontier's network by July 1999, although there can be no assurance in this regard. If the Frontier U.S. fiber optic network is not completed within this time frame, the Company will need to obtain more expensive transmission capacity from other network providers, which will reduce the Company's gross margins on substantially all of the Company's U.S. calls. See "Business--The Destia Network-- North American Network."

    Because the Company will obtain most of its U.S. transmission capacity from Frontier, network failures or quality problems experienced by Frontier will affect the Company. Furthermore, because the network will be managed by Frontier and not by the Company's own personnel, the Company will not have the ability to directly remedy network problems. If Frontier is not able to adequately manage and maintain the network or its interconnection, the Company could experience quality and reliability problems, which would require it to secure more expensive transmission capacity. In the past, Frontier has experienced problems with its existing network, which utilizes technology different from that of its new network. The Company cannot be certain that similar problems will not arise with Frontier's new network or with the technology utilized in the network. This could have a material adverse effect on the Company's business.

    RISKS RELATING TO ACQUIRING LINES FROM PTTS

    In several European countries, including France and Germany, the only large-scale providers of transmission facilities are the PTTs. In these countries, the Company may be required to acquire or lease transmission capacity at artificially high rates from a provider that occupies a monopoly or near monopoly position. In some areas, PTTs may not be required by law to provide the Company with the transmission capacity that may be required to implement its anticipated growth plans.

    Even when PTTs are required by law to provide transmission capacity to other carriers, the Company and other private carriers have experienced recurring and substantial delays in the negotiation of leases and interconnection agreements and in the commencement of operations.

    RISKS RELATING TO CAPACITY PURCHASE AND LEASE TERMS

    Under the Company's short-term lease arrangements, the Company typically acquires transmission capacity on a fixed cost basis for a term of one month, one year or, in the case of its current arrangement with Qwest, three years. The Company's long-term capacity arrangements are for periods of up to 20 or 25 years. The Company's IRU from Frontier for the Company's domestic network and its IRU agreements provide it with capacity on various transatlantic crossings are long-term capacity arrangements. See "Business--The Destia Network--Network Economics."

    When the Company negotiates purchase and lease agreements and makes a determination to acquire a long-term lease or ownership of transmission capacity rather than a short-term lease, the Company must estimate the future supply and demand for transmission capacity, as well as the Company's customer calling patterns and traffic levels. The Company's profitability depends, in part, on its ability to obtain capacity on a cost-effective basis and determine when it is appropriate to buy transmission capacity or lease it on a long-term basis, rather than to lease it on a short-term basis. The Company could suffer competitive disadvantages if the Company bases its acquisitions of transmission capacity on inaccurate projections.

    DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

    In order to bill its customers, the Company must record and process large amounts of data quickly and accurately. While the Company believes its management information systems currently are adequate, if its customer base continues to increase, the Company will need to continue to make substantial investments in new and enhanced information systems. If the Company encounters delays or cost-overruns or suffer adverse consequences in implementing these systems, there could be a material adverse effect on its business. See "Business--The Destia Network--Network Operations."

    As the Company's information systems suppliers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into the Company's business; in addition, these new revisions and upgrades may not be appropriate for its business.

    DEVALUATION AND CURRENCY RISKS

    A substantial portion of the Company's revenues and expenses are denominated in non-U.S. currencies, consisting principally of the British pound and the currencies represented by the euro. Although the Company's business strategy contemplates that an increasing portion of its revenues and expenses will be denominated in non-U.S. currencies, a disproportionate portion of its expenses, including interest and principal on the Company's indebtedness, will nevertheless continue to be denominated in U.S. dollars.

This exposes the Company to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. Significant exchange rate fluctuations could have a material adverse effect on the Company's business.

    At times, the Company use foreign exchange contracts to hedge foreign currency exposure resulting from the Company's non-U.S. trade accounts receivables. Because of the number of currencies involved, the Company's constantly changing currency exposure and the fact that all foreign currencies do not fluctuate in the same manner against the U.S. dollar, the Company cannot quantify the effect of exchange rate fluctuations on its future financial condition or results of operations.

    DEPENDENCE ON KEY PERSONNEL; INTEGRATION OF MANAGEMENT AND OTHER PERSONNEL

    The Company's success depends largely on the skills, experience and performance of key members of its senior management team. If the Company loses one or more of these key employees, particularly Alfred West or Alan L. Levy, the Company's ability to successfully implement its ambitious business plan could be materially adversely affected. The Company has employment agreements with certain senior employees, but it cannot prohibit its employees from leaving. See "Item 11. Executive Compensation."

    Under its equipment financing agreement (the "NTFC Agreement"), the Company may not cease to employ Mr. West (other than by reason of his death or disability) or let Mr. West compete with the Company. If the Company were to breach its equipment financing agreement, it would be in default, which would require the Company to prepay all borrowings outstanding thereunder, which would cause a default under the indenture for the 1997 Notes (the "1997 Indenture") and the indenture for the 1998 Notes (the "1998 Indenture") and could require prepayment of all amounts outstanding on the 1997 Notes and the 1998 Notes. That would have a material adverse effect on the Company's business.

    YEAR 2000 TECHNOLOGY RISKS

    The Company faces certain risks arising from Year 2000 issues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" for a discussion of certain risks relating to Year 2000 issues.

    DEPENDENCE ON ITS PRINCIPAL EQUIPMENT SUPPLIER

    The Company purchases a significant portion of its switching equipment from Northern Telecom. The Company also relies on Northern Telecom for a substantial portion of its technical support for this equipment. From time to time, Northern Telecom also introduces software and hardware upgrades, which increase the efficiency and/or features of the Company's switching equipment. These upgrades frequently can be purchased only directly from Northern Telecom. Northern Telecom is aware of the Company's reliance on them for its network hardware and the Company believes that this may put the Company at a disadvantage in its negotiations with them to acquire network hardware at reasonable prices. See "Business--The Destia Network--Network Hardware and Software."

    As the Company continues to expand the Destia Network, the Company cannot be certain that it will be able to acquire all of the compatible equipment that it requires. The Company's inability to acquire network hardware on a timely basis or at a reasonable price could result in delays, operational problems or increased expenses, any of which could have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

    Destia's executive offices and main operations center is located in Paramus, New Jersey. Additionally, the Company leases a call center in College Station, Texas, an operations center in Brooklyn, New York, a network operations center in St. Louis, Missouri and has leased space for sales offices in several cities in the United States, including most of the following U.S. switch locations of the
Company: New York, New York; Miami, Florida; Dallas, Texas; Chicago, Illinois; Washington, D.C.; and Los Angeles, California.

    Outside of the United States, Destia has switch sites in Amsterdam, The Netherlands; Berlin, Germany; Brussels, Belgium; Frankfurt, Germany; London, United Kingdom; Paris, France; Toronto, Canada; and Zurich, Switzerland. The Company has corporate offices in London and Paris. Destia maintains smaller sales offices in Antwerp, Belgium; Athens, Greece; Berlin, Germany; Hamburg, Germany; Lyon, France; Marseilles, France; Montreal, Canada; Vienna, Austria; and Zurich, Switzerland.

ITEM 3. LEGAL PROCEEDINGS

    Destia is from time to time a party to litigation that arises in the ordinary course of its business operations or otherwise. Other than the current legal action filed by the Company with the RegTP in Germany concerning interconnection with Deutsche Telekom, Destia believes that it is not presently a party to any litigation that, if decided in a manner adverse to the Company, would have a material adverse effect on its business or operations. For a discussion of the legal action in Germany, see "Item 1. Business--Regulation--Germany."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    There is no public trading market for Destia's Common Stock. The Company recently filed a registration statement on Form S-1 to register its common stock for sale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    As of March 1, 1999, the outstanding shares of Common Stock were held principally by four persons and certain estate planning vehicles which they control. On November 1, 1996, Princes Gate Investors II, L.P. ("Princes Gate"), an affiliate of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), purchased 140,000 shares of Series A Preferred Stock, par value $.01 per share ("Series A Preferred Stock") for a purchase price of $14.0 million, less $560,000 in fees. The Series A Preferred Stock is convertible into 3,420,701 shares of Common Stock. See "Item 13. Certain Relationships and Related Transactions."

    The Company's predecessor corporation, Econophone, Inc., became a sub-Chapter C corporation during the first quarter of 1996. The Company did not pay dividends on its Common Stock during 1998 and does not intend to pay any dividends on its Common Stock for the foreseeable future. The NTFC Facility, the terms of the Series A Preferred Stock and the Indentures pertaining to the 1997 Notes and the 1998 Notes contain significant limitations on the Company's ability to pay dividends, the foregoing instruments generally limiting dividends to a portion of net income. The Company does not expect to generate net income for at least several years.

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

    On July 1, 1997, the Company consummated the 1997 Unit Offering, in respect of which Morgan Stanley acted as the Placement Agent. All of the Units were initially purchased by Morgan Stanley pursuant to Section 4(2) of the Securities Act and resold to "qualified institutional buyers" pursuant to Rule 144A thereunder. The Units were sold by the Company to Morgan Stanley for $149,575,000, resulting in an aggregate discount of $5,425,000.

    Each Warrant entitles the holder thereof to purchase 8.167 shares of Common Stock from the Company at a price of $.01 per share, subject to adjustment for certain dilutive events. The Warrants may be exercised at any time beginning on July 1, 1998 and ending on July 1, 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data (with the exception of Other Data and Regional Data) for the years presented below was derived from the audited consolidated financial statements of Destia. The audited consolidated financial statements of Destia as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. The information contained below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Destia and the notes related thereto included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------

                                                 (IN THOUSANDS, EXCEPT REVENUE PER MINUTE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $      8,523  $     27,490  $     45,103  $     83,003  $    193,737
Cost of services...........................         5,540        19,735        35,369        63,707       140,548
                                             ------------  ------------  ------------  ------------  ------------
Gross profit...............................         2,983         7,755         9,734        19,296        53,189
Selling, general and administrative
  expense..................................         2,013         7,087        16,834        37,898        80,092
Depreciation and amortization..............           168           389         1,049         3,615        11,866
                                             ------------  ------------  ------------  ------------  ------------
Income (loss) from operations..............           802           279        (8,149)      (22,217)      (38,769)
Interest income............................             6            19            84         3,689        11,516
Interest expense...........................          (109)         (167)         (380)      (11,437)      (41,030)
Other income (expense).....................           100           (10)          133          (163)         (661)
Provision for income taxes.................            73            --            --            --            --
                                             ------------  ------------  ------------  ------------  ------------
Net income (loss)..........................  $        726  $        121  $     (8,312) $    (30,128) $    (68,944)
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

Net earnings (loss) per share:
Basic and diluted..........................           .04           .01         (0.43)        (1.55)        (3.45)
Weighted average number of shares of common
  stock outstanding (basic and diluted)....    20,000,000    20,000,000    20,000,000    20,000,000    20,000,000

OTHER DATA:
Capital expenditures and acquisitions......  $        906  $      1,677  $      4,670  $     19,021  $    111,999
EBITDA(1)..................................           970           668        (7,100)      (18,602)      (26,903)
Distributions to S Corporation
  shareholders(2)..........................            --           499           226            --            --
Preferred dividends(3).....................            --            --           281           879            --
Net cash provided by (used in) operating
  activities...............................           474         2,037        (6,006)      (12,219)      (26,414)
Net cash used in investing activities......          (801)       (1,206)       (4,247)      (13,267)     (119,092)
Net cash provided by (used in) financing
  activities...............................           292          (810)       16,419       145,844       177,561
Revenue per minute.........................           .70           .57           .43           .25           .22

REGIONAL DATA:
Revenues
  Continental Europe.......................  $      2,652  $      5,025  $     11,441  $     15,741  $     21,101
  United Kingdom...........................         3,143        14,173        15,477        18,363        55,991
  North America............................         2,728         8,292        18,185        48,899       116,645
                                             ------------  ------------  ------------  ------------  ------------
    Total..................................  $      8,523  $     27,490  $     45,103  $     83,003  $    193,737
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Minutes
  Continental Europe.......................         1,957         3,856         8,351        17,239        45,085
  United Kingdom...........................         4,532        20,592        27,968        68,810       288,892
  North America............................         5,707        23,411        68,247       244,095       549,654
                                             ------------  ------------  ------------  ------------  ------------
    Total..................................        12,196        47,859       104,566       330,144       883,631
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

                                                                       AT DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------

                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities...............................            86           106         6,272        67,202       139,561
Restricted cash and securities (4).........            --            --            --        59,427        40,467
Total assets...............................         4,034        10,508        22,755       178,005       388,208
Current portion of borrowings..............           480           558         3,020         2,300        16,694
Long-term borrowings, less current
  portion..................................           639           719         2,263       155,616       380,748
Redeemable convertible preferred stock.....            --            --        13,358        14,328        14,421
Total stockholders' equity (deficit).......         1,088           710        (8,124)      (33,726)     (102,467)

------------------------

(1) "EBITDA" is defined as net income (loss) plus net interest expense, income tax expense, and depreciation and amortization expense. The Company has included information concerning EBITDA herein because this type of information is commonly used in the telecommunications industry as one measure of a Company's operating performance and liquidity. EBITDA is not determined using GAAP and, therefore, the Company's EBITDA is not necessarily comparable to EBITDA of other companies. EBITDA also does not indicate cash provided by operating activities and should not be used as a measure of the Company's operating income and cash flows from operations under GAAP. Both of those measures are presented above. EBITDA should not be considered either in isolation, as an alternative to or as more meaningful than measures of performance determined in accordance with GAAP.

(2) The distributions reflected in this line item were declared when the Company were a subchapter S corporation under U.S. tax law.

(3) The Series A Preferred Stock accrued monthly dividends at a compounded monthly rate of 12% per year. The dividends began to accrue and compound interest from November 1, 1996, the issuance date of the Series A Preferred Stock, and ceased to accrue on July 1, 1997.

(4) The Company used $57.4 million of the net proceeds from the 1997 Unit Offering to purchase a portfolio of U.S. government securities that the Company reserved for the payment of the first six scheduled interest payments due on the $155.0 million principal amount of the 1997 Notes that it issued in the 1997 Unit Offering. Warrants also were issued in the 1997 Unit Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH DESTIA'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" AND "ITEM 1.
BUSINESS--RISK FACTORS."

OVERVIEW

    The Company is a rapidly growing, facilities-based provider of domestic and international long distance telecommunications services in North America and Europe. Its extensive international telecommunications network allows it to provide services primarily to retail customers in many of the largest metropolitan markets in the United States, Canada, the United Kingdom, Belgium, France, Germany and Switzerland.

    The Company provides its customers with a variety of retail telecommunications services, including international and domestic long distance, calling card and prepaid services, and wholesale transmission services. The Company's approximately 350,000 customer accounts are diverse and include residential customers, commercial customers, ethnic groups and telecommunications carriers. In each of the Company's geographic markets, it utilizes a multichannel distribution strategy to market its services to its target customer groups.

    REVENUES

    The Company's revenues are primarily based on usage and are derived from (1) the number of minutes of telecommunications traffic carried and (2) generally, a fixed per minute rate. The following table shows the total revenue and billable minutes of use attributable to the Company's operations by region for 1996, 1997 and 1998. Over time, the Company expects its European markets to contribute a larger percentage of its revenues.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------

                                                                                         (IN THOUSANDS)
REVENUE
North America................................................................  $   18,185  $   48,899  $  116,645
United Kingdom...............................................................      15,477      18,363      55,991
Continental Europe...........................................................      11,441      15,741      21,101
                                                                               ----------  ----------  ----------
Total........................................................................  $   45,103  $   83,003  $  193,737
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BILLABLE MINUTES OF USE
North America................................................................      68,247     244,095     549,654
United Kingdom...............................................................      27,968      68,810     288,892
Continental Europe...........................................................       8,351      17,239      45,085
                                                                               ----------  ----------  ----------
Total........................................................................     104,566     330,144     883,631
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company generally prices its services at a discount to the dominant carrier (or carriers) in each of its markets. The Company has experienced and expects to continue to experience declining revenue per minute in all of its markets, particularly European markets, as a result of increased competition. However, the Company believes such declines in revenue per minute will be offset in part by an increased demand for long distance services and declining costs of transmission. Historically, transmission costs in the telecommunications industry have declined at a more rapid rate than prices due to technological innovation and the availability of substantial transmission capacity. There can be no assurance that this cost trend will continue. See "Item 1. Business--Risk Factors--Increasing Pricing Pressures."

    The Company's revenues are recorded upon completion of calls. For prepaid services, the Company's revenues are reported net of selling discounts and commissions and are recorded based upon usage rather than at the time of initial sale.

    Revenues also include amounts billed to customers which are, in turn, remitted to third parties, including universal service fund fees, fixed rate access charges paid to LECs and payphone owner compensation fees. These charges are expensed in cost of services in amounts similar to corresponding amounts billed to customers and included in revenue.

    COST OF SERVICES

    The major components of the Company's cost of services are the cost of origination, transmission and termination of traffic. Virtually all calls carried by Destia must be originated or terminated on another carrier's local facilities, for which the Company pays a per minute charge. These charges are known as "access" or "termination" charges. In countries where the Company has interconnection, it is able to originate and terminate calls more cost-effectively, either pursuant to fixed price contractual arrangements with PTTs or LECs or pursuant to a tariff.

    The Company's transmission cost of services consists of expenses related to leased lines and switched minutes. The Company typically acquires leased lines on a fixed cost basis, which involve monthly payments regardless of usage levels. Leased lines are used for specific point-to-point routes and have a shorter duration than IRUs. Because the cost of leased lines is typically a fixed monthly payment, transmitting an increased portion of the Company's calls over leased lines reduces its incremental transmission costs. Accordingly, once certain traffic volume levels are reached, leased line capacity is more cost effective than capacity acquired on a variable cost basis, such as switched minutes.

    To transmit calls to locations not covered by its network, the Company acquires switched minutes from other carriers. Switched minutes are acquired on a per minute basis (with volume discounts) and, accordingly, are a variable cost. The cost of switched minutes also includes termination charges. As the Company's minutes of traffic carried have grown, the Company has obtained better pricing on switched minute transmission capacity. In general, the Company expects its marginal cost of services will decline over time due to greater usage of owned transmission capacity, technological innovation, increased leverage with suppliers and the increasing availability of substantial third-party transmission capacity.

    A substantial and increasing portion of the Company's calls are also transmitted over its IRUs. The cost of IRUs is expensed in depreciation and amortization and is, therefore, not accounted for as part of cost of services.

    Cost of services also includes amounts billed to customers which are, in turn, remitted to third parties. See "--Revenues."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

    To date, the Company has sold its services primarily through independent sales channels. Selling expenses have, therefore, primarily consisted of commissions paid to agents. To a lesser extent, selling expenses have also included advertising and promotion costs, sales by the Company's internal sales force and expenses related to its customer service department. Since completing the acquisition of VoiceNet during the first quarter of 1998, the Company's commissions paid to and retained by VoiceNet (i.e., commissions not subsequently paid by VoiceNet to its independent sales agents) have been eliminated.

    The Company is continuing to increase its internal sales force and this expansion will significantly increase the selling expenses associated with operating and staffing sales offices. In addition, as the Company expands its customer base in new and existing markets, it intends to increase its advertising expenses. The Company expects all of these costs to eventually decline as a percentage of its revenues. General and administrative expenses have increased primarily as a result of the Company's expansion of its customer service, billing, financial reporting and other management information systems. These expenses have also increased as a result of implementing more extensive network management systems and organizational expenses related to entering additional markets.

    DEPRECIATION AND AMORTIZATION EXPENSE

    The Company's depreciation and amortization expense is primarily related to depreciation on the Company's IRUs and switching equipment, amortization of costs associated with the issuance of the 1997 Notes and 1998 Notes and amortization of goodwill from the purchases of VoiceNet and the minority interest in Telco.

    As the Company expands the Destia Network, it will continue to add new switching equipment and acquire additional IRUs, both of which will increase the Company's depreciation expense. IRUs involve only fixed costs, with no per minute charges, and are a more cost-effective means of transmitting traffic once certain volume levels are reached. The Company recently acquired a 20-year IRU from Frontier which provides Destia with fiber optic transmission capacity in the United States. The Company also intends to acquire additional IRUs, particularly in Europe. To the extent the Company's increased use of IRUs reduces its utilization of leased lines and switched minutes, the increase in depreciation expense of the IRUs will be offset by a decrease in the cost of services of leased lines and switched minutes. As a result, although the Company's gross margins are expected to improve, the Company's net income (loss) will not necessarily improve to the same extent.

    INTEREST EXPENSE

    Prior to July 1, 1997, interest expense principally consisted of interest payable in connection with equipment financing loans and short-term indebtedness. The 1997 Notes and 1998 Notes currently constitute most of the Company's interest expense. Annual interest expense for the 1997 Notes and 1998 Notes will aggregate $43.3 million in 1999. The 1998 Notes were issued at a discount and accrete to their aggregate principal amount at maturity on February 15, 2003. Until that date, interest expense on the 1998 Notes will increase in each period. Thereafter, interest on the 1998 Notes will accrue and be required to be paid in cash semi-annually.

RESULTS OF OPERATIONS

    The following table presents certain data concerning Destia's results of operations for 1996, 1997 and 1998.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1996        1997        1998
                                                                                 ---------  ----------  ----------

                                                                                          (IN THOUSANDS)
Revenues.......................................................................  $  45,103  $   83,003  $  193,737
Cost of services...............................................................     35,369      63,707     140,548
Selling, general and administrative expenses...................................     16,834      37,898      80,092
Depreciation and amortization..................................................      1,049       3,615      11,866
Net income (loss)..............................................................     (8,312)    (30,128)    (68,944)

    1998 COMPARED TO 1997

    REVENUES. Total revenues for 1998 increased by 133% to $193.7 million from $83.0 million for 1997. Billable minutes of use increased 168% to 883.6 million in 1998 from 330.1 million in 1997. The increases in revenues and billable minutes were primarily attributable to strong customer growth in both the U.S. and U.K. markets. Revenues for all services increased substantially from 1997 to 1998. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition, most significantly in the U.K. and continental European markets. This competition was a primary factor in the decrease in average revenue per minute from $.25 per minute during 1997 to $.22 per minute in 1998.

    In North America, revenues grew by 139% to $116.6 million from $48.9 million. This increase was due principally to prepaid and calling card revenues. The remainder of the increase resulted from increases in long distance revenues. Average North American revenue per minute increased to $.21 per minute during 1998 from $.20 per minute during 1997. This increase was due principally to the substantial growth of prepaid card sales, which typically carry a higher per minute rate than long distance service, offset in part by rate decreases for long distance services.

    In the United Kingdom, revenues increased 205% to $56.0 million in 1998 from $18.4 million in 1997, while the average revenue per minute decreased from $.27 per minute during 1997 to $.19 per minute during 1998. This reduction was due principally to increased price competition.

    In continental Europe, revenues increased by 34% to $21.1 million from $15.7 million. A portion of this revenue growth was attributable to a full year of revenue reported for certain country operations that commenced during 1997. Average continental European revenue per minute decreased from $.91 per minute during 1997 to $.47 per minute during 1998, as a result of increased competition brought about by deregulation of the Company's continental European markets.

    GROSS MARGIN. The Company's gross margin for 1998 increased to 27.5% from 23.2% for 1997. This increase was attributable to (1) expansion of the Destia Network (which shifted some expenses from cost of services to depreciation expense), (2) migration of additional switched traffic onto the Destia Network,
(3) "least-cost" routing, (4) leveraging the Company's traffic volumes to negotiate lower usage-based costs from domestic and foreign providers of transmission capacity and (5) the Company's ability to obtain more cost effective interconnect agreements. An improvement in gross margin does not necessarily result in an equal improvement in net income (loss). See "--Overview--Cost of Services."

    SG&A. SG&A increased to $80.1 million for 1998 from $37.9 million for 1997, and, as a percentage of revenues was 41% for 1998 and 46% for 1997. The decrease in SG&A as a percentage of revenue during 1998 was primarily attributable to the significant increase in revenues. The increase of $42.2 million in SG&A from 1997 was attributable to the expansion of the sales, operations and back office infrastructure to support the significant retail sales growth the Company experienced in 1998. During 1998 the Company expanded its management team and significantly increased staffing levels in its customer service, network management, management information systems and finance organizations. In addition, substantial expenses were incurred in connection with entering new markets and further developing existing marketing and sales channels. The Company recorded bad debt expense of $7.4 million, or 3.8% of revenue, for 1998, compared to bad debt expense of $3.9 million, or 4.7% of revenue, for 1997. This decline in bad debt expense as a percent of revenue was primarily the result of improved credit and collection procedures and controls.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $11.9 million for 1998 from $3.6 million for 1997. This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and continental Europe, amortization of costs associated with the Company's issuance of the 1997 Notes and the 1998 Notes and amortization of goodwill from the purchases of VoiceNet and the minority interest in Telco.

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $41.0 million in 1998 from $11.4 million in 1997. This increase was attributable to the issuance of the 1997 Notes and the 1998 Notes. Interest income increased to $11.5 million in 1998 from $3.7 million in 1997. This increase was primarily due to interest income earned on the investment of the net proceeds received from the 1998 Notes.

    NET LOSS. The Company reported a net loss of $68.9 million for 1998, compared to a net loss of $30.1 million for 1997. The increase in net loss is primarily due to the higher level of SG&A expenses and higher interest expense. Net loss is expected to increase substantially over the near term, primarily due to interest expense incurred on the 1998 Notes and the 1997 Notes.

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

    In the United Kingdom, revenues increased by 19% to $18.4 million from $15.5 million, primarily due to sales by Telco, which increased, to $10.6 million in 1997 from $1.3 million in 1996. Increases in U.K. revenue were partially offset by the termination of the Company's business relationship with EI, which accounted for $14.2 million in revenues in 1996. During the fourth quarter of 1996, the Company began marketing efforts in the U.K. through Telco. During 1997, U.K. revenues consisted principally of $10.6 million from international and domestic long distance and prepaid card services attributable to Telco, as well as $7.2 million from carrier services sold through America Telemedia Limited ("ATL"), a wholly-owned subsidiary of the Company. Average U.K. revenue per minute decreased from $.55 per minute during 1996 to $.27 per minute during 1997. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

    In continental Europe, revenues increased by 38% to $15.7 million from $11.4 million. This increase was attributable to an increase in prepaid card services, primarily in France and Germany. Average continental European revenue per minute decreased from $1.37 per minute during 1996 to $.91 per minute during 1997. This decrease was due to lower rates in France and Germany.

    In North America, revenues grew by 169% to $48.9 million from $18.2 million. This increase was due principally to calling card revenues attributable to sales by VoiceNet, which were $23.6 million during 1997, compared to $1.9 million during 1996. VoiceNet began reselling the Company's calling card services to end-users during the second quarter of 1996. The remainder of the increase resulted from increases in sales of carrier services, and, to a lesser extent, international and domestic long distance and prepaid card services. Average U.S. revenue per minute decreased to $.20 per minute during 1997 from $.27 per minute during 1996. This reduction was due principally to sales of a larger percentage of domestic long distance minutes, which are sold at lower rates than international minutes, and to increased price competition.

    During 1997, the Company experienced an average customer turnover or "churn" rate of approximately 5% relating to U.S., U.K. and continental European "1+", "1xxx" and calling card services. To date, the Company's revenues and margins have not been materially impacted by its "churn" rate. The Company's "churn" rate with respect to any given period consists of the average number of customers that ceased using the Company's services during any month of the period divided by the average monthly number of customers for the period. Customers that have ceased using the Company's services during any given month are those customers who used the Company's services during the prior month but not during any subsequent month of the applicable period.

    GROSS MARGIN. The Company's gross margin for 1997 increased to 23.2% from 21.6% for 1996. This increase was attributable to the Company's increased use of owned and leased line transmission capacity and its ability to obtain lower prices on switched transmission capacity because of increased traffic volumes and a greater availability of capacity generally.

    SG&A. SG&A increased to $37.9 million for 1997 from $16.8 million for 1996, and, as a percentage of revenues, was 46% for 1997 and 37% for 1996. The increase primarily consisted of commissions paid to resellers (principally VoiceNet) and independent agents, an increase in payroll costs related to additional management and staff in the areas of finance, sales, customer service, network management and information systems at the Company's Manhattan, New York, Brooklyn, New York and College Station, Texas facilities, as well as the London, Brussels, Hamburg and Paris offices. For 1996, a majority of the expenses consisted of expenses related to EI and commissions paid to independent sales agents.

    In connection with the termination of the Company's joint venture with EI during June 1996, EI granted the Company the right to compete with EI in the United Kingdom in exchange for forgiveness of a net receivable due to the Company of $2.0 million. The forgiveness of the receivable has been reclassified as an expense of the joint venture and was charged to bad debt expense. The Company previously had capitalized the U.K. territorial rights granted to it by EI on its consolidated balance sheet and was amortizing the rights over a 15-year life. The Company subsequently decided to write off this asset, resulting in an additional $1.9 million charge in 1996.

    The Company recorded bad debt expense of $3.9 million, or 4.7% of revenue, for 1997, compared to bad debt expense of $2.0 million, or 4.4% of revenue, for 1996. The charge in 1996 was related to EI.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $3.6 million for 1997 from $1.0 million for 1996. This increase was substantially due to the depreciation associated with upgrades in the Company's switch in New York and installation of multiplexing equipment in New York and London, as well as amortization of costs associated with the 1997 Unit Offering.

    INTEREST EXPENSE. The Company had $11.4 million of interest expense during 1997, as compared to interest expense of $0.4 million during 1996. Interest expense has increased substantially as a result of the 1997 Unit Offering, with $10.5 million of 1997 expense attributable to the 1997 Unit Offering.

    NET LOSS. The Company had a net loss of $30.1 million during 1997, compared to a net loss of $8.3 million during 1996. The increase is primarily due to costs associated with increasing the internal infrastructure, building the network, marketing, commissions paid to resellers and interest expense related to the 1997 Notes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred significant operating and net losses and made substantial capital expenditures, due in large part to the start-up and development of the Company's operations and the Destia Network. The Company will continue to incur additional losses and have substantial additional capital expenditures. The Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash have primarily been the proceeds from the sale of the 1997 Notes and the 1998 Notes and, to a lesser extent, equipment-based financing.

    As of December 31, 1998, the Company had $139.6 million of cash, cash equivalents and marketable securities, as well as $40.5 million of restricted cash and securities (which will be used to pay interest expense on the 1997 Notes through July 15, 2000). The Company believes that the net proceeds of the Offering, as well as equipment loans it expects to obtain and cash on hand, will provide sufficient funds for the foreseeable future. However, the amount of the Company's future capital requirements will depend on a number of factors, including the success of its business, its gross margins, and its SG&A expenses, as well as other factors, many of which are not within its control, including competitive conditions and regulatory developments. In the event that the Company's plans or assumptions change or prove to be inaccurate, it may be required to delay or abandon some or all of its development and expansion plans or the Company may be required to seek additional sources of capital. Future sources may include public debt or equity offerings or equipment financing. There can be no assurance that additional financing arrangements will be available on acceptable terms.

    The Company's capital expenditures during 1998 were approximately $76.7 million. These investments were made principally to support the continued expansion of the Destia Network, including the purchase of telecommunications equipment and the purchase of additional transatlantic IRUs. In addition, the Company made investments related to the continued development of its back office capabilities, including management information and network management systems.

    On January 29, 1999, the Company filed a preliminary Registration Statement on Form S-1 ("Registration Statement") with the Commission to register shares of its Common Stock in connection with an initial public offering. The Company amended the Registration Statement on February 17, 1999 to include year-end financial information for 1998. The Company has not yet begun to market the Offering. The net proceeds from the Offering therefore cannot be estimated at this time.

    In 1999, the Company plans to spend approximately $100 million for capital expenditures on network equipment, back-office systems, the continued build-out of its network operations center in St. Louis, Missouri, transatlantic IRUs and other fiber optic transmission capacity. Actual capital expenditures may be significantly different from the Company's current plans, in part because the Company intends to be opportunistic in acquiring transmission capacity in a dynamic market. The Company also expects to have substantial capital expenditures after 1999.

    The Company's net cash used in operating activities was $26.4 million for 1998 and was primarily attributable to a net loss of $68.9 million and an increase in accounts receivable of $22.1 million partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $34.7 million and non-cash interest expense of $17.7 million. Net cash used in investing activities of $119.1 million for 1998 was attributable to the purchase of marketable securities, investments made primarily in switching and other telecommunications equipment and IRUs and the VoiceNet acquisition. Net cash provided by financing activities in 1998 of $177.6 million was primarily related to the issuance of the 1998 Notes.

    On February 12, 1998, the Company acquired VoiceNet, a major distribution channel for the Company's calling card products. The initial purchase price was $21.0 million, which was paid in cash. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business. The earn-out bonus will not have a material impact on the Company's liquidity. The acquisition was accounted for under the purchase method of accounting. Goodwill was recorded to the extent the purchase price exceeded the fair value of the net assets purchased. Approximately $1.0 million of the initial purchase price will reflect the underlying value of the assets acquired and $20.0 million will reflect goodwill. The goodwill is being amortized over 20 years.

    At the end of 1998, the Company completed two small acquisitions. In November 1998, the Company acquired a controlling interest in America First Ltd. ("America First"), a prepaid card distributor in the United Kingdom for approximately $5.5 million. The majority of the purchase price was recorded as goodwill and will be amortized over 20 years. In December 1998, the Company also acquired the customer list of a long distance reseller, also located in the United Kingdom. The purchase price was allocated to the customer base and will be amortized over 5 years.

    In the United Kingdom, the majority of the Company's sales are made through Telco, its majority owned subsidiary. On July 17, 1998, the Company acquired the minority interest in Telco that it did not already own in exchange for a note in the principal amount of approximately $14.0 million, payable by the

Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. The entire purchase price is classified as goodwill, which will be amortized over 20 years. In connection with such acquisition, (1) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (2) the Company converted options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock.

    During 1998, the Company incurred certain other non-operating cash commitments which, as of December 31, 1998, included approximately $42.3 million in the aggregate for a 20-year IRU from Frontier to use portions of its U.S. fiber optic network and for the purchase of a transatlantic IRU. As of December 31, 1998, the Company is required to pay approximately $1.2 million per quarter as installments of principal on its equipment facility. In addition, the Company pays $20.9 million per annum as interest expense on the 1997 Notes. The Company has put funds in escrow to cover this expense through July 15, 2000. For a discussion of the Company's IRU from Frontier, see "Item 1. Business--The Destia Network--North American Network."

    The Company continually evaluates business opportunities, including potential acquisitions. In addition, although the Company is not currently engaged in negotiations regarding any material acquisitions, the Company may use net proceeds of the Offering to fund suitable strategic acquisitions. The Company will seek to acquire or align itself with complementary companies that
(1) offer attractive opportunities in new geographic markets (with an emphasis on continental Europe), (2) have an established customer base or (3) have innovative telecommunications services or technologies (such as data transmission and Internet services).

MARKET RISK

    The carrying value of cash and cash equivalents approximates fair value due to the short-term, highly liquid nature of the cash equivalents, which have maturities of three months or less. Interest rate fluctuations would not have a significant effect on the fair value of cash equivalents held by the Company.

    At December 31, 1998 the Company had debt in the amount of $396.8 million of which $375.7 million is fixed interest debt. The remaining $21.1 million carries adjustable interest rates equal to the 90-day commercial paper rate plus 395 basis points. A one percent change in the interest rate would change interest payments by approximately $18,000 per month.

FOREIGN CURRENCY EXPOSURE

    The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar because the Company bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the 1997 Notes and 1998 Notes is in U.S. dollars. For each of 1998 and 1997, approximately 40% of the Company's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds and Belgian francs. The effect of these fluctuations on the Company's revenues for 1998 and 1997 was immaterial. As the Company expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. The Company from time to time uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. At December 31, 1998 and 1997, the Company had $0 and $.3 million open foreign currency hedging positions, respectively.

EURO CONVERSION

    On January 1, 1999, several member countries of the EU established fixed conversion rates and adopted the euro as their new common legal currency. Since that date, the euro has traded on currency exchanges, although the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce euro currency coins and withdraw all legacy currencies.

    The euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing its pricing and marketing strategy in order to insure that it remains competitive in a broader European market. In addition, the Company is reviewing whether certain existing contracts will need to be modified. The Company's currency risks and risk management for operations in participating countries may be reduced as the legacy currencies now trade at a fixed exchange rate against the euro. The Company will continue to evaluate issues involving introduction of the euro. However, based on current information and assessments, the Company does not expect that the euro conversion will have a material adverse effect on its results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use software, dividing the development into three stages: (1) the preliminary project stage, during which conceptual formulation and evaluation of alternatives takes place, (2) the application development stage, during which design, coding, installation and testing takes place and (3) the operations stage during which training and maintenance takes place. Costs incurred during the application development stage are capitalized, all other costs are expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of adopting SOP 98-1.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of SOP 98-5 and does not believe adoption of this standard will have a material effect on its results of operations.

YEAR 2000 COMPLIANCE

    The Company is engaged in an ongoing process of assessing its exposure to the Year 2000 issue--the potential problems arising from computer systems that were designed to use two digits, rather than four, to specify the year. The Company has formed a project team (consisting of representatives from its information technology, finance, business development, product development, sales, marketing and legal departments) to address internal and external Year 2000 issues. By December 31, 1998, the Company had completed its internal review of its financial and other computer systems (which include switching, billing and other platforms) to assess Year 2000 issues. Based on this review, the Company believes that the amount of work and expense required to address Year 2000 issues relating to its internal systems will not be material. The Company is upgrading certain of its Northern Telecom switches to make them and their related software Year 2000 compliant. The Company expects this upgrade to be completed by June 30, 1999 at a cost of approximately $1.3 million. In addition, the Company may be required to modify some of its other existing software. The Company estimates that it will have updated all of its significant internal systems to make them Year 2000 compliant and will be able to begin testing by June 30, 1999.

    In addition to assessing its own systems, the Company plans to retain a consulting firm by May 1999 to assist it in conducting an external review of its significant customers, suppliers and other third parties with which it does business, including significant equipment and system providers and telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the

Company. In particular, the Company may experience problems to the extent that other telecommunications carriers are not Year 2000 compliant. The Company anticipates that this external review and related third party review will be substantially completed by September 30, 1999. The Company's ability to determine the status of these third parties, ability to address issues relating to the Year 2000 issues is limited and there is no assurance that these third parties will achieve full Year 2000 compliance before the end of 1999.

    The Company believes that its reasonably possible worst case Year 2000 scenario is disruption of its ability to route traffic over portions of its own network or an inability to terminate calls to certain destinations, which would require the Company to utilize other transmission capacity at greater cost. To the extent that a limited number of carriers experience disruption in service due to the Year 2000 issue, the Company's contingency plan is to obtain service from alternate carriers. However, there is no assurance that alternate carriers will be available or, if available, that the Company can purchase transmission capacity at a reasonable cost. In addition, in many continental European countries there are no alternative carriers to use. Significant Year 2000 failures in the systems of the Company, alternate carriers and other third parties (or third parties on whom they depend) would have a material adverse effect on the Company's business.

    The Company estimates the total cost for resolving its Year 2000 issues to be approximately $2.0 million, of which approximately $1.0 million has been spent through March 1, 1999, with the majority of expenditures expected to be incurred in the first two quarters of 1999 in connection with upgrades of its Northern Telecom switches. This estimate includes the accelerated cost of replacing systems that are not Year 2000 compliant. Actual costs may, however, differ materially.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors, executive officers and other senior management of the Company.

NAME                                            AGE                                  POSITION
------------------------------------------      ---      ----------------------------------------------------------------
Alfred West...............................          37   Chief Executive Officer and Chairman of the Board of Directors
Alan L. Levy..............................          39   President, Chief Operating Officer and Director
Kevin A. Alward...........................          32   President-North America
Phillip J. Storin.........................          48   Senior Vice President and Chief Financial Officer
Richard L. Shorten, Jr....................          31   Senior Vice President and General Counsel
Abe Grohman...............................          38   Chief Information Officer
Daran M. Churovich........................          44   Vice President of Global Network Engineering
Ines C. LeBow.............................          53   Vice President of Global Network Operations
Barry Toser...............................          40   Vice President of Global Carrier Services
Paolo Di Fraia............................          38   Managing Director-Continental Europe
Michael Whittingham.......................          47   Director of International Project Development
Mark St. J. Courtney......................          39   Director of European Commercial and Regulatory Affairs
Gary S. Bondi.............................          47   Director and Treasurer
Steven West...............................          48   Director
Stephen R. Munger.........................          41   Director

    ALFRED WEST, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF
DIRECTORS. Mr. West founded the Company in 1992. Prior to founding the Company, Mr. West managed a family-owned textile trading company. Mr. West is the brother of Steven West, a Director of the Company.

    ALAN L. LEVY, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Levy has served as the Company's Chief Operating Officer since August 1996, as a Director since January 1997 and as President since August 1997. Mr. Levy also served as Chief Financial Officer from August 1996 to January 1998. From October 1993 to July 1996, Mr. Levy served as Executive Vice President and Managing Director, Europe, as well as Chief Financial Officer, of Viatel, where, among other things, Mr. Levy was responsible for the implementation of Viatel's European strategy. Mr. Levy is a Certified Public Accountant.

    KEVIN A. ALWARD, PRESIDENT-NORTH AMERICA. Mr. Alward has served as the Company's President-North America since February 1998. From October 1996 to January 1998, Mr. Alward served as Director, President and Chief Operating Officer of TotalTel USA Communications. From September 1994 to October 1996, Mr. Alward served as President of TotalTel, Inc., the principal operating subsidiary of TotalTel USA Communications. From 1992 to 1994, Mr. Alward served as Senior Vice President at TotalTel USA Communications and assumed the additional responsibilities of Chief Operating Officer in 1993, a position he held until 1998. Mr. Alward also served from 1991 to 1992 as Vice President of Marketing at TotalTel USA Communications, and from 1990 to 1991 as Manager of Sales. Mr. Alward served as a sales account executive at TotalTel USA Communications from 1988 to 1990.

    PHILLIP J. STORIN, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Storin has served as a Senior Vice President and the Chief Financial Officer of the Company since February 1998. From May 1996 to January 1998, Mr. Storin served as Senior Vice President and Chief Financial Officer of USLD Communications Corp., and from October 1994 to May 1996 served as Vice President and Corporate Controller. From July 1992 to October 1994, Mr. Storin served as Vice President, Accounting at USLD Communications Corp. Before joining USLD Communications Corp., Mr. Storin served for five years as Director of

Accounting for Dell Computer Corporation. Prior to such time, Mr. Storin served in various financial management positions at Datapoint Computer Corporation and Westvaco Corporation. Mr. Storin is a Certified Public Accountant and a Certified Management Accountant.

    RICHARD L. SHORTEN, JR., SENIOR VICE PRESIDENT AND GENERAL COUNSEL. Mr. Shorten has served as a Senior Vice President and the General Counsel of the Company since December 1997. From September 1992 to December 1997, Mr. Shorten was an associate at the New York law firm Cravath, Swaine & Moore, where he specialized in a variety of areas of corporate representation, including securities, finance and mergers and acquisitions.

    ABE GROHMAN, CHIEF INFORMATION OFFICER. Mr. Grohman has served as the Company's Chief Information Officer since October 1997. From September 1994 to September 1997, Mr. Grohman was the Director of Management Information Systems for LDM Systems Inc., a switchless reseller. From May 1986 to September 1994, Mr. Grohman was President of DBA Consulting, an independent data processing consulting company.

    DARAN M. CHUROVICH, VICE PRESIDENT OF GLOBAL NETWORK ENGINEERING. Mr. Churovich has served as the Company's Vice President of Global Network Engineering since 1998. From 1996 to 1998, Mr. Churovich served as Director of Switch Engineering at Brooks Fiber Properties, Inc. and was later promoted to Senior Director-Network Engineering. Following a merger with Worldcom in 1997, Mr. Churovich assumed the position of Director-Network Technology and Integration. Prior to 1996, Mr. Churovich maintained a variety of positions within different divisions at Western Electric, Inc., a subsidiary of AT&T.

    INES C. LEBOW, VICE PRESIDENT OF GLOBAL NETWORK OPERATIONS. Ms. LeBow has served as Vice President, Global Network Operations since June 1998. From May 1997 to May 1998, Ms. LeBow served as Vice President, Network Implementation of Brooks Fiber Properties. From May 1995 to May 1997, Ms. LeBow served as National Director, Planning and Engineering of MFS. From May 1982 to May 1995, Ms. LeBow served in various engineering and operations positions at Contel ASC and GTE.

    BARRY TOSER, VICE PRESIDENT OF GLOBAL CARRIER SERVICES. Mr. Toser has served as the Company's Vice President of Global Carrier Services since January 1999. Previously, Mr. Toser was the Vice President of Sales for the North American business unit of Alphanet Telecom from October 1997 to December 1998. Prior to this, he was Vice President of U.S. Sales for Teleglobe International, an international telecommunications organization. While at Teleglobe, Mr. Toser directed the sales and service responsibilities for all carrier, commercial, and RBOC accounts. Before joining Teleglobe, he was involved in sales, marketing and customer retention activities for Cable and Wireless, Inc. from 1987 through 1995. Previous to Cable and Wireless, Inc. Mr. Toser spent six years with US Sprint in sales, sales management, and marketing management.

    PAOLO DI FRAIA, MANAGING DIRECTOR-CONTINENTAL EUROPE. Mr. Di Fraia has served as the Company's Managing Director of Continental Europe since December 1998 and as European Finance Director since February 1998. Mr. Di Fraia served as Viatel Inc.'s European Finance Director from January 1996 to February 1998. From November 1994 to December 1995, Mr. Di Fraia served as European Controller of the Company. From April 1989 to August 1994, Mr. Di Fraia was employed by Philip Crosby Associates, S.A. as European Controller.

    MICHAEL WHITTINGHAM, DIRECTOR OF INTERNATIONAL PROJECT DEVELOPMENT. Mr. Whittingham has been with the Company since 1995. Since joining the Company, Mr. Whittingham has been responsible for the build-out of the European Network. Prior to joining the Company. Mr. Whittingham was employed by Worldexchange Limited as a Technologies Director for Europe from 1994 to 1995. From 1992 to 1994, Mr. Whittingham served as a Vice President in charge of the European Telecommunications Department at Marsh & McLennan.

    MARK ST. J. COURTNEY, DIRECTOR OF EUROPEAN COMMERCIAL AND REGULATORY AFFAIRS. Mr. Courtney has served as the Company's Director of European Commercial and Regulatory Affairs since September 1997. Mr. Courtney served as Viatel Inc.'s European General Counsel from August 1995 and as Secretary of Viatel from March 1996 to September 1997. From December 1992 to July 1995, Mr. Courtney served as European and International Counsel for Legent, Inc., a software company.

    GARY S. BONDI, DIRECTOR AND TREASURER. Mr. Bondi has served as a Director and Treasurer of the Company since 1993. Mr. Bondi is the President of Bondi, Inc., a multinational trading firm specializing in non-ferrous metals that he founded in 1987. Mr. Bondi is also the Chairman and Chief Executive Officer of ECONergy Energy Company, Inc., a competitive energy provider that he founded in 1996.

    STEVEN WEST, DIRECTOR. Mr. West has served as a Director of the Company since 1993. Mr. West is a founding partner of SO Accurate Group., a refiner and reprocessor of precious metals in the New York/ New Jersey metropolitan area that was founded in 1982. Steven West is the brother of Alfred West, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company.

    STEPHEN R. MUNGER, DIRECTOR. Mr. Munger has served as a Director of the Company since November 1997. Mr. Munger is a Managing Director in the Mergers, Acquisitions and Restructuring Department of Morgan Stanley & Co. Incorporated ("Morgan Stanley") and is Head of the Private Investment Department. He joined Morgan Stanley in 1988 as a Vice President in the Corporate Finance Department. He became a Principal in 1990 and a Managing Director in 1993. In 1994, Mr. Munger was Administrative Director of the Corporate Finance Department.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    At December 31, 1998, the chief executive officer and five other most highly compensated executive officers of the Company were Mr. Alfred West and Messrs. Levy, Alward, Storin, Shorten and Grohman. The following table summarizes all compensation awarded to, earned by or paid to Messrs. West, Levy, Alward, Storin, Shorten and Grohman (Messrs. West, Levy, Alward, Storin, Shorten and Grohman are referred to herein as the "Named Executive Officers" for 1997 and
1998).

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION      LONG-TERM
                                                                 COMPENSATION    SHARES OF COMMON
                                        ---------------------  ----------------  STOCK UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY(1)        BONUS         OPTIONS GRANTED    COMPENSATION(1)
--------------------------------------  ---------  ----------  ----------------  -----------------  -----------------

Alfred West(2)........................       1998  $  323,784    $    323,784               --          $   4,725(3)
Chief Executive Officer                      1997     323,784         295,306               --              4,725(3)
                                             1996     326,280         163,139               --              5,171(3)

Alan L. Levy(4).......................       1998     250,000         157,500               --                 --
President and Chief Operating Officer        1997     210,000          78,750               --                 --
                                             1996      72,000          37,500               --

Kevin A. Alward(5)....................       1998     198,000              --          500,000                 --
President-North America                      1997          --              --               --                 --
                                             1996

Phillip J. Storin(6)..................       1998     165,000              --          100,000                 --
Senior Vice President and                    1997          --
Chief Financial Officer                      1996          --

Richard L. Shorten, Jr.(7)............       1998     165,000                           25,000                 --
Senior Vice President and General            1997       6,875                           50,000                 --
Counsel                                      1996          --

Abe Grohman(8)........................       1998     144,167              --               --                 --
Chief Information Officer                    1997      29,167              --               --                 --
                                             1996          --              --           50,000                 --

------------------------

(1) Does not include the value of certain personal benefits. The estimated value of such personal benefits for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officer in 1998.

(2) See "Employment Agreements and Arrangements" for a description of Mr. West's Employment Agreement.

(3) Consists of compensation in respect of life insurance, of which Mr. West's designee is the beneficiary, paid by the Company.

(4) See "Employment Agreements and Arrangements" for a description of Mr. Levy's Employment Agreement.

(5) Mr. Alward commenced employment with the Company during February 1998.

(6) Mr. Storin commenced employment with the Company during February 1998.

(7) Mr. Shorten commenced employment with the Company on December 15, 1997.

(8) Mr. Grohman commenced employment with the Company on October 20, 1997.

1996 FLEXIBLE INCENTIVE PLAN

    The Company has adopted the 1996 Flexible Incentive Plan (the "Incentive Plan"), which provides for the grant of incentive stock options ("ISOs") to acquire shares of common stock to employees of the Company or any of its subsidiaries, the grant of non-qualified stock options ("NQSOs") to acquire shares of common stock, the sale or grant of Restricted Shares and Unrestricted Shares (each, as defined in the Incentive Plan) and the grant of stock appreciation rights ("SARs") to employees, directors and consultants. The Incentive Plan also provides for Tax Offset Payments (as defined in the Incentive Plan) to employees. The Incentive Plan provides for the award of up to a maximum of 4,600,000 shares of common stock and is administered by the Board of Directors of the Company. The Company is required to seek the approval of its stockholders to materially increase the number of shares of common stock that may be issued under the Incentive Plan.

    The Incentive Plan provides that, in the event of a merger, consolidation, combination, exchange of shares, separation, spin-off, reorganization, liquidation or other similar transaction, the Board of Directors of the Company may, in its sole discretion, accelerate the lapse of Restricted Periods (as defined in the Incentive Plan) and other vesting periods and waiting periods and extend exercise periods applicable to any awards made under the Incentive Plan, except that, upon a Change of Control (as defined in the Incentive Plan), if an employee has been employed by the Company for the twelve month period preceding the Change of Control, vesting of any options held by such employee automatically will accelerate.

    Subsequent amendments to the 1996 Incentive Plan increased the number of authorized shares and provided that 4,350,000 shares of common stock may be in the form of voting stock and 250,000 may be in the form of non-voting stock. Holders of restricted voting stock have the right to receive cash dividends with respect to such shares, while holders of restricted non-voting stock cannot receive cash dividends. Upon the consummation of the offering, holders of non-voting stock may elect, for a nominal exercise price, to convert shares of non-voting stock into an equivalent number of shares of voting stock having the same terms and conditions as the non-voting stock.

    The Company is currently in the process of implementing its 1999 Flexible Incentive Plan (the "1999 Incentive Plan"). The terms of the 1999 Incentive Plan will be substantially similar to the terms of the Incentive Plan (except that under the 1999 Incentive Plan options will automatically accelerate upon a change of control, including unvested options held by employees that have been employed by the Company for less than twelve months prior to the change of control) and will provide for the award of up to a maximum of shares of common stock. The 1999 Incentive Plan will be administered by the Board of Directors of the Company.

    As of March 1, 1999, the Company had issued stock options to purchase 5,105,408 shares of common stock (net of cancelled options) under the 1996 Incentive Plan, 2,632,337 of which were exercisable as of such date and 226,800 Restricted Shares of which 183,760 were vested.

    The following table sets forth grants of options to purchase shares of common stock of the Company made during 1998 to each Named Executive Officer.

                             OPTION GRANTS IN 1998

                                                                                                             POTENTIAL REALIZABLE
                                                                  INDIVIDUAL GRANTS                            VALUE AT ASSUMED
                                           ----------------------------------------------------------------  ANNUAL RATES OF STOCK
                                            NUMBER OF   % OF TOTAL OPTIONS                                    PRICE APPRECIATION
                                           SECURITIES       GRANTED TO                                          FOR OPTION TERM
                                           UNDERLYING   EMPLOYEES IN FISCAL   EXERCISE PRICE    EXPIRATION   ---------------------
NAME                                         OPTIONS         YEAR 1998         PER SHARE($)        DATE        5%($)      10%($)
-----------------------------------------  -----------  -------------------  -----------------  -----------  ---------  ----------

Alan L. Levy.............................          --               --                  --              --          --          --

Kevin A. Alward..........................     500,000             33.3%               7.50        2/2/2008     808,148   1,740,375

Alfred West..............................          --               --                  --              --          --          --

Phillip J. Storin........................     100,000             6.66%               5.00        2/2/2008      78,313     165,500

Richard L. Shorten, Jr...................      25,000             1.67%               7.50        7/1/2008      29,555      62,063

Abe Grohman..............................          --               --                  --              --          --          --

    The following table sets forth options exercised during 1998 and the fiscal year-end value of unexercised options for each Named Executive Officer.

            OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

                                                                              NUMBER OF SECURITIES
                                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                                   OPTIONS AT           IN-THE- MONEY OPTIONS AT
                                              SHARES                            DECEMBER 31, 1998           DECEMBER 31, 1998
                                            ACQUIRED ON         VALUE       -------------------------  ---------------------------
NAME                                        EXERCISE(1)      REALIZED(1)    EXERCISABLE UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----------------------------------------  ---------------  ---------------  ----------  -------------  ------------  -------------

Alfred West.............................                                            --            --             --            --

Alan L. Levy............................            --                       1,556,800       443,200   $  6,616,400   $ 1,883,600

Kevin A. Alward.........................            --                              --       500,000             --            --

Phillip J. Storin.......................            --               --             --       100,000             --       175,000

Richard L. Shorten, Jr..................            --               --         16,667        58,333         29,167        58,333

Abe Grohman.............................            --                          16,667        33,333         29,167        58,333

------------------------

(1) No options were exercised during 1998.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

    Destia has entered into an employment agreement with Alfred West (the "West Employment Agreement"), effective as of January 1, 1997, pursuant to which Mr. West serves as Chief Executive Officer and Chairman of the Board of Directors of Destia. The term of the West Employment Agreement extends until December 31, 1999, subject to any earlier termination in accordance with the terms thereof. Pursuant to the West Employment Agreement, Mr. West is entitled to receive an annual base salary of not less than $330,000 for each year of the employment term, subject to increases approved from time to time by the Board of Directors of Destia or the compensation committee thereof and automatic increases each January 1 by the percentage increase in the consumer price index in New York over the consumer price index published the preceding January. In addition, Mr. West is eligible to participate in Destia's incentive compensation programs and to receive such annual bonus or other compensation, including restricted stock or incentive stock options, as may be determined by Destia's Board of Directors. Pursuant to the West Employment Agreement, Mr. West will be awarded an annual bonus of between 25% and 75% of his annual base salary, subject to attainment of certain performance goals as determined by the Board of Directors of Destia or the compensation committee thereof. If Mr. West's employment is terminated prior to December 31, 1999 by Destia without just cause or by Mr. West with good reason (including upon a Change of Control, as defined in the West Employment Agreement), he will be entitled to a severance payment equal to up to his annual base salary for the greater of one year or the remainder of the employment term, plus the continuation of his benefits for up to the greater of two years after the date of termination and the remainder of his employment term. The West Employment Agreement automatically will be renewed for successive one year periods unless, at least six months prior to the expiration of the employment term, either Mr. West or Destia shall notify the other that it does not wish to extend the term. If Destia does not offer to renew the West Employment Agreement, Mr. West will be entitled to a severance payment equal to one year's base salary, plus a continuation of his medical and other welfare benefits for one year.

    In August 1996, Destia entered into an employment agreement with Alan L. Levy (as thereafter amended, the "Levy Employment Agreement") pursuant to which Mr. Levy serves as President and Chief Operating Officer of Destia. The term of the Levy Employment Agreement extends until July 31, 1999, subject to any earlier termination in accordance with the terms thereof. Pursuant to the Levy Employment Agreement, Mr. Levy is entitled to receive an annual base salary of $210,000 during each year of the term thereof, subject to increases at the discretion of the Board of Directors. In addition, Mr. Levy is eligible to participate in Destia's incentive compensation programs and to receive such annual bonus or other compensation, including restricted stock or incentive stock options, as may be determined by Destia's Board of Directors. Pursuant to an incentive stock option agreement dated October 31, 1996, Destia granted Mr. Levy incentive stock options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Levy is entitled to certain demand and piggyback registration rights with respect to such shares. If Mr. Levy's employment is terminated prior to July 31, 1999 by Destia without just cause or if Mr. Levy and Destia do not enter into a new employment agreement prior to the expiration of the Levy Employment Agreement, he will be entitled to a severance payment equal to one year's base salary.

    In February 1998, Destia entered into an employment agreement with Phillip
J. Storin (as thereafter amended, the "Storin Employment Agreement") pursuant to which Mr. Storin serves as Chief Financial Officer of Destia. The term of the Storin Employment Agreement extends until February 2, 2001, subject to any earlier termination in accordance with the terms thereof. Pursuant to the Storin Employment Agreement, Mr. Storin is entitled to receive an annual base salary of $180,000 during each year of the term thereof, subject to increases at the discretion of the Board of Directors. In addition, Mr. Storin is eligible to participate in Destia's incentive compensation programs and to receive such annual bonus or other compensation, including restricted stock or incentive stock options, as may be determined by Destia's Board of Directors. Mr. Storin is entitled to receive stock options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. If Mr. Storin's employment is terminated prior to February 2, 2001 by Destia without just cause prior to the expiration of the Storin Employment Agreement, he will be entitled to a severance payment equal to one year's base salary.

    The Company plans to enter into an employment agreement with Alan L. Levy in connection with the Offering, pursuant to which Mr. Levy will continue to serve as President and Chief Operating Officer of the Company. The Company expects that Mr. Levy will be entitled to receive a base salary, incentive compensation, options to purchase shares of Common Stock and certain additional payments in the event of a change in control of the Company or a termination of Mr. Levy's employment.

    Messrs. Alward, Shorten and Grohman do not have employment agreements with the Company. Messrs. Alward and Shorten were granted options under the Incentive Plan during 1998. Mr. Grohman was not granted options under the Incentive Plan during 1998.

    As part of the acquisition of VoiceNet on February 12, 1998, the Company entered into employment contracts with the sellers of VoiceNet providing for annual base salary of $180,000 each. The sellers of VoiceNet also were granted 300,000 options in the aggregate at an exercise price of $5.00 per share under the Incentive Plan during 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company does not have a formal compensation committee. Decisions with respect to compensation matters that otherwise would have been decided by a compensation committee were made by the Board of Directors as a whole.

    Alfred West, Alan L. Levy, Gary S. Bondi, Steven West and Stephen R. Munger participated in deliberations concerning executive officer compensation during 1998. Alfred West and Alan L. Levy receive compensation as officers of the Company. Stephen R. Munger is a Managing Director of Morgan Stanley and the President of the General Partner of Princes Gate, which is an affiliate of Morgan Stanley and which owns 140,000 shares of Series A Preferred Stock, all of which will be converted into common stock upon the consummation of an initial public offering by the Company. Morgan Stanley was the placement agent in connection with the 1997 Unit Offering, 1998 Debt Offering and will be a managing underwriter in connection with the Offering. See "-Executive Compensation," "Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters" and "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the common stock as of March 1, 1999 by (i) each person known by the Company to beneficially own more than 5% of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Current Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                                              NUMBER OF SHARES       PERCENTAGE OF
NAME OF BENEFICIAL OWNER (1)                                                   OF COMMON STOCK     COMMON STOCK (2)
----------------------------------------------------------------------------  -----------------  ---------------------
Alfred West.................................................................      11,000,000(3)             47.0%
Steven West.................................................................       4,350,000(4)             18.6%
Gary Bondi..................................................................       4,306,250(5)             18.4%
Princes Gate Investors II, L.P. ............................................       3,420,701(6)             14.6%
  c/o Morgan Stanley & Co. Incorporated
  1585 Broadway
  New York, New York 10036
Kevin A. Alward.............................................................         400,000(7)(8)             1.7%
Abe Grohman.................................................................          16,667(9)                *
Alan L. Levy................................................................      1,779,200(10)              7.1%
Stephen R. Munger...........................................................                --                --
Richard L. Shorten, Jr......................................................         16,667(11)                *
Philip J. Storin............................................................         33,333(12)                *
All Directors and Executive Officers as a Group (9 persons).................        21,902,117              86.5%

------------------------

*   Less than one percent.

(1) Except where otherwise indicated, the Company believes that all persons listed in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days from March 1, 1999. Shares which a person does not have the right to acquire within 60 days from March 1, 1999 are not reflected in this table. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except where otherwise indicated, the address of each person listed in the table is c/o Destia Communications, Inc., 95 Rte. 17 South, Paramus, NJ 07652, Attn:
    General Counsel.

(2) Determined on an as-converted basis, assuming the conversion of all issued and outstanding shares of Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is convertible into 24.43 shares of common stock, or a total of 3,420,701 shares of common stock. All of the shares of Series A Preferred Stock will be converted into common stock upon consummation of the Offering.

(3) Includes 860,000 shares held by AT Econ Ltd. Partnership and 85,000 held by AT Econ Ltd. Partnership No. 2.

(4) Includes 860,000 shares held by SS Econ Ltd. Partnership and 85,000 shares held by SS Econ Ltd. Partnership No. 2.

(5) Includes 860,000 shares held by GS Econ Ltd. Partnership.

(6) Includes 108,296 shares of Series A Preferred Stock, which were convertible into 2,645,671 shares of common stock that are owned by affiliates of Princes Gate, over which Princes Gate has sole voting power.

(7) Includes 205,000 shares held by Kevin Alward, 20,000 shares held by Alward Investment Associates LLC and 75,000 shares held by Kevin and Belinda Alward Grantor Retained Annuity Trust. The remainder includes shares issuable upon the exercise of options.

(8) Does not include options to purchase 400,000 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1999.

(9) Does not include options to purchase 58,333 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1999.

(10) Does not include options to purchase 220,800 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1999.

(11) Does not include options to purchase 83,333 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1999.

(12) Does not include options to purchase 66,667 shares of Common Stock under the Incentive Plan which are not exercisable within 60 days after March 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT BY PRINCES GATE

    On November 1, 1996, Princes Gate purchased 140,000 shares of Series A Preferred Stock for a purchase price of $14.0 million, less $560,000 in fees. The Series A Preferred Stock is convertible into 3,420,701 shares of Common Stock.

    SERIES A PREFERRED STOCK

    Certain of the terms of the Series A Preferred Stock issued to Princes Gate are described below. As a result of the consummation of the 1997 Unit Offering, Destia was permitted pursuant to the terms of the Series A Preferred Stock to amend its Certificate of Incorporation so that the restrictions therein with respect to limitations on dividends, indebtedness, restricted payments and transactions with shareholders and affiliates became no more restrictive than the analogous covenants contained in the 1997 Indenture.

    RANKING. The Series A Preferred Stock is senior to all other capital stock of Destia, whether outstanding as of the date of issuance of the Series A Preferred Stock or thereafter issued, as to dividend payments and distributions upon liquidation, dissolution or the winding up of Destia.

    VOTING RIGHTS. In addition to such other vote, if any, as may be required by Delaware law, the affirmative vote of the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting together as a single class, shall be necessary to: (i) declare or pay any dividends on, or redeem or otherwise acquire any other class or series of capital stock of Destia, except to the extent provided for pursuant to the terms of any class or series of capital stock approved by the affirmative vote of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock; (ii) authorize an amendment to Destia's Certificate of Incorporation decreasing the liquidation preference of the Series A Preferred Stock or otherwise adversely affecting the preferences, rights or powers of the Series A Preferred Stock or the Series A Warrants (defined below); (iii) effect a voluntary liquidation, dissolution or winding up of Destia or the sale of all or substantially all of its assets, or the merger, consolidation or recapitalization of Destia; or (iv) amend the Certificate of Incorporation or bylaws in a manner or take any other action that would in any way impair, limit or delay the ability of the holders of the Series A Preferred Stock to exercise their voting rights, by written consent or at any meeting of shareholders of Destia.

    BOARD REPRESENTATION. The holders of Series A Preferred Stock have the right to vote as a separate class to elect one director. This right terminates at such time as certain specified holders cease to hold at least 50% of the outstanding shares of Series A Preferred Stock or Destia consummates an initial public offering of its Common Stock generating gross proceeds of at least $25.0 million and registered with the Commission.

    DIVIDENDS. The holders of Series A Preferred Stock were entitled to receive a dividend payable at the rate of 12% per annum, which was cumulative and compounded monthly. Dividends ceased to accrue and compound on the Series A Preferred Stock upon the consummation of the 1997 Unit Offering. Dividends will not be paid on any shares of Series A Preferred Stock prior to any redemption or liquidation (as described below) of such shares. Subject to certain exceptions, no dividends or other distributions, and no redemption, purchase or other acquisition for value, are allowed to be made with respect to any share of, or right to acquire, any other class or series of Destia's capital stock other than the Series A Preferred Stock.

    LIQUIDATION. Upon the liquidation, distribution of assets, dissolution or winding up of Destia, a holder of Series A Preferred Stock shall be entitled to receive, prior to the holders of Common Stock, $100 per share plus all accrued and unpaid dividends thereon.

    CONVERSION. At any time, any holder of Series A Preferred Stock may convert all or any portion thereof into Common Stock of Destia. As of December 31, 1998, the shares of Series A Preferred Stock outstanding were convertible into 3,420,701 shares of Common Stock. Destia may convert any of the shares of Series A Preferred Stock into Common Stock upon the closing of an initial public offering of its Common Stock generating gross proceeds of at least $25.0 million and registered with the Commission. The number of shares of Common Stock that each share of Series A Preferred Stock is convertible into is equal to the number of shares of Common Stock outstanding on November 1, 1996 (on a fully diluted basis), which was 22,564,000, multiplied by a fraction (i) the numerator of which is equal to the stated value with respect to the shares of Series A Preferred Stock being so converted, plus any dividends accrued thereon, and (ii) the denominator of which is equal to $100.0 million plus the number of dollars received by Destia since November 1, 1996 from the exercise of specified options or warrants. The number of shares of Common Stock that each share of Series A Preferred Stock is converted into is subject to antidilution adjustment in the event of certain issuance's of Common Stock or rights, options, warrants or convertible or exchangeable securities containing the right to acquire shares of Common Stock at below fair market value.

    REDEMPTION. Destia is required to redeem the Series A Preferred Stock on October 31, 2006 at a price per share equal to $100 per share plus an amount equal to all accrued dividends (whether or not declared) on the Series A Preferred Stock to the date of redemption. Any holder of Series A Preferred Stock has the option to cause Destia to redeem its shares in the event of (i) an occurrence of certain changes of control, including if Alfred West ceases to own voting securities representing at least 25% of the total voting power of the outstanding voting securities of Destia, or a person or group becomes the beneficial owner of voting securities representing more voting power than the voting securities then owned by Mr. West, (ii) the taking of any action by Destia without the approval, if required, of the holders of a majority of the shares of the Series A Preferred Stock, (iii) non-compliance by Destia with restrictions on certain transactions with affiliates and shareholders, (iv) Destia's failure to maintain at least $10.0 million of "key man insurance" on Mr. Alfred West until November 1, 1999 or (v) Destia's failure to limit its business to the telecommunications business (and businesses reasonably related or ancillary thereto). Except as provided in the foregoing, so long as the indebtedness under the NTFC Facility is outstanding, Destia is not permitted to redeem the Series A Preferred Stock for cash, unless NTFC (or its assignee) waives this limitation in advance in writing. In connection with the Note Purchase Agreement, Destia agreed to forego the right to redeem up to 40,000 shares of Series A Preferred Stock from Princes Gate at the stated value of $100 per share plus accrued dividends. See "Bridge Funding by Morgan Stanley Group."

    LIMITATION ON INDEBTEDNESS. Destia and certain of its subsidiaries are not permitted to incur any indebtedness except: (i) indebtedness in an aggregate principal amount not to exceed $20.0 million outstanding at any time; (ii) indebtedness incurred solely to fund the acquisition of assets used or useful in the telecommunications business; (iii) indebtedness issued in the 1997 Unit Offering and the 1998 Offering; (iv) indebtedness to Destia or certain subsidiaries; (v) certain indebtedness or certain capital stock issued in exchange for, or the net proceeds of which are used to exchange, refinance, refund or defease certain outstanding indebtedness or capital stock, subject to certain exceptions; (vi) indebtedness (a) in respect of performance bonds, bankers' acceptances and surety or appeal bonds provided in the ordinary course of business, (b) under certain currency agreements and interest rate agreements, subject to certain conditions, and (c) arising from certain agreements providing for indemnification, adjustment of purchase price or similar options, or from guarantees or letters of credit, surety bonds or performance bonds securing any obligations of Destia or any of its subsidiaries pursuant to such agreements, in any case incurred in connection with the disposition of any business, assets or subsidiary of Destia, subject to certain exceptions.

    LIMITATION ON RESTRICTED PAYMENTS. Subject to certain exceptions, the ability of Destia and certain subsidiaries to make investments is limited, except for (i) an investment in Destia or certain subsidiaries; (ii) specified temporary cash investments; (iii) payroll, travel and similar advances to cover matters that are expected at the time of such advances ultimately to be treated as expenses in accordance with generally accepted accounting principles; (iv) notes and other evidences of indebtedness, not to exceed $2.0 million at any one time outstanding; (v) stock, obligations or securities received in satisfaction of judgments; (vi) relocation and similar loans to employees of Destia or its subsidiaries not to exceed $150,000 at any one time outstanding; (vii) loans to employees of Destia or its subsidiaries, in each case evidenced by an unsubordinated promissory note, for the purpose of enabling such employees to purchase capital stock of Destia, in an amount not to exceed $1.5 million at any one time outstanding; and (viii) investments, not to exceed $5.0 million at any one time outstanding, if the Board of Directors of Destia has determined that such investments constitute strategic investments.

    LIMITATION ON TRANSACTIONS WITH SHAREHOLDERS AND AFFILIATES. Subject to certain exceptions, Destia may not, and may not permit any subsidiary to, directly or indirectly, enter into, renew or extend any transaction (including, without limitation, the purchase, sale, lease or exchange of property or assets, or the rendering of any service) with any holder (or any affiliate of such holder) of 5% or more of any class of capital stock of Destia or with any affiliate of Destia, except for transactions on terms at least as favorable to Destia or such subsidiary as could be obtained on an arm's-length basis from a person that is not such an affiliate or 5% holder.

    LIMITATION ON LIENS. Subject to certain exceptions, Destia may not, and may not permit certain subsidiaries to create, incur, assume or suffer to exist any lien on any of its assets or properties of any character, or any shares of capital stock or indebtedness.

    KEY MAN INSURANCE. Until November 1, 1999, Destia is required to maintain in full force and effect "key man" insurance with a benefit of at least $10.0 million in the event of the death or long term incapacity of Mr. Alfred West, naming Destia as sole beneficiary.

    MAINTENANCE OF BUSINESS. Destia and certain of its subsidiaries are required to limit their business to the telecommunications business and businesses reasonably related or ancillary thereto.

SECURITYHOLDERS AGREEMENT

    Mr. Alfred West, Destia and Princes Gate entered into a Securityholders Agreement in connection with Princes Gate's investment in Destia (the "Securityholders Agreement"). Certain terms of the Securityholders Agreement are discussed below.

    REGISTRATION RIGHTS. The holders of the Series A Preferred Stock are entitled to certain registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Preferred

Stock and the exercise of the Series A Warrants (as hereinafter defined) (all such shares of Common Stock being "Registrable Shares"). If Destia proposes to register any of its securities under the Securities Act, the holders of the Series A Preferred Stock will be entitled to notice thereof and, subject to certain restrictions, to include their Registrable Shares in such registration. From November 1, 1999 until the consummation by Destia of an initial public offering of Common Stock, holders of at least 50% of the outstanding Registrable Shares may (subject to certain conditions) make a demand that Destia file a registration statement under the Securities Act. Thereafter, holders of at least 25% of the outstanding Registrable Shares may make up to two demands of Destia to file a registration statement under the Securities Act, subject to certain conditions and limitations and provided that (i) in the discretion of the lead underwriter of the prior offering, no demand may be made within 180 days after the effective date of a prior demand registration and (ii) no two such demands may be made within any twelve month period. A holder of the Series A Preferred Stock's right to include shares in an underwritten registration is subject to the right of the underwriters to limit the number of shares included in the offering. Subject to certain limitations, Destia is required to bear all registration, legal and other expenses in connection with these registrations and must provide appropriate indemnification.

    WARRANTS. If Destia has not consummated an initial public offering by November 1, 2000, Destia will be required to issue warrants (the "Series A Warrants") to the holders of the Series A Preferred Stock representing, in the aggregate, 5% of the outstanding shares of Common Stock, calculated on a fully diluted basis. Thereafter, at six month intervals until the consummation of an initial public offering, Destia will be required to issue additional Series A Warrants to such holders to purchase shares of Common Stock representing, in the aggregate, 5% of the outstanding shares of Common Stock, calculated on a fully diluted basis. The right of the holders of the Series A Preferred Stock to receive additional Series A Warrants shall terminate at such time as the holders of the Series A Preferred Stock own shares of Common Stock, Series A Preferred Stock and Series A Warrants representing, in the aggregate, 25% of the Common Stock, calculated on a fully diluted basis. The Series A Warrants will have an exercise price of $.01 per share, a 10-year duration and will be subject to a warrant agreement containing customary provisions acceptable to the holders of the Series A Preferred Stock (including adjustments for stock splits, reverse stock splits and reclassifications).

    PARTICIPATION IN SALES BY MR. ALFRED WEST. Holders of the Series A Preferred Stock have the right to participate on a pro rata basis in sales of Common Stock by Mr. West on the same terms and conditions as Mr. West. Under certain circumstances, Mr. West has a right to require such persons to transfer their shares on a pro rata basis on the same terms and conditions as Mr. West. If the transfer by Mr. West would constitute a change of control pursuant to the terms of the Series A Preferred Stock, holders of the Series A Preferred Stock will be entitled to require Destia to redeem their shares.

BRIDGE FUNDING BY MORGAN STANLEY GROUP

    On April 24, 1997, Destia entered into the Note Purchase Agreement, pursuant to which Morgan Stanley Group, an affiliate of Princes Gate, agreed to purchase from Destia up to $15 million of Bridge Notes. Bridge Notes totaling $7.0 million were issued under the Note Purchase Agreement during 1997, the net proceeds ($6.6 million) of which were used to fund equipment and other capital expenditures and operations immediately following the consummation of the 1997 Unit Offering, all of the outstanding Bridge Notes ($7.0 million) were redeemed and all accrued interest thereon ($143,750) paid. At such time, the facility represented by the Note Purchase Agreement was terminated.

    In connection with the Note Purchase Agreement, Destia agreed to (i) forego the right to redeem up to 40,000 shares of Series A Preferred Stock from Princes Gate at the stated value of $100 per share plus accrued dividends, (ii) pay up to $100,000 of fees and expenses incurred by Morgan Stanley Group in connection with the transactions contemplated by the Note Purchase Agreement and (iii) grant to Morgan Stanley Group and its affiliates the right to act as sole underwriter or placement agent in connection with the 1997 Unit Offering and to act as lead underwriter in the event of Destia's initial public offering.

PRIVATE PLACEMENT OF UNITS AND NOTES BY MORGAN STANLEY

    Morgan Stanley, an affiliate of Princes Gate, acted as placement agent in respect of the 1997 Unit Offering and the 1998 Offering. In connection with the 1997 Unit Offering and the 1998 Offering, Destia entered into Placement Agreements with Morgan Stanley pursuant to which it purchased the Units or 1998 Notes for resale. The Placement Agreements provide, among other things, that Destia and Morgan Stanley will indemnify each other against certain liabilities, including liabilities under the Securities Act, and will contribute to payments the other may be required to make in respect thereof. In addition, pursuant to the Placement Agreements, Destia has certain obligations to register 1997 Notes, Warrants, shares of Common Stock and 1998 Notes on a shelf registration statement at the request, and for the benefit of, Morgan Stanley and any successor thereto.

OTHER RELATED PARTY LOANS

RELATED PARTY LOANS

    On December 9, 1992, the Company borrowed $200,000 from Mrs. Rose West, the mother of Messrs. Alfred West and Steven West, pursuant to an unsecured promissory note bearing interest at the rate of 9% per annum, payable on maturity. The obligation matured on December 8, 1997 and, on such date, was converted into a demand obligation. On November 16, 1993, the Company borrowed $108,000 from Mrs. West pursuant to an unsecured promissory note that bears interest at a rate of 18% per annum, payable at maturity, and that matured on November 15, 1998.

    Since the third quarter of 1996, Alfred West has borrowed $232,128 from the Company pursuant to unsecured, interest bearing notes, repayable upon demand.

MINORITY INTEREST IN THE ECONOPHONE SERVICES GMBH

    The brother-in-law of Mr. West owns a 28% minority interest in the Company's swiss subsidiary, Econophone Services GmbH (Switzerland).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on Page F-1 herein.

    (a)(3) Exhibits.

 EXHIBIT
  NUMBER                                                 DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------

   3.1**    Certificate of Incorporation of Destia Communications, Inc., as amended.

   3.2**    Bylaws of Destia Communications, Inc.

   3.3      Certificate of Name Change from Econophone, Inc. to Destia Communications, Inc.

   4.1**    Specimen of Destia Communications, Inc.'s 11% Senior Discount Note due 2008.

   4.2**    Indenture, dated as of February 18, 1998, between Destia Communications, Inc. and The Bank of New
              York, as Trustee.

   4.3*     Specimen of Destia Communications, Inc.'s 13% Senior Note due 2007.

   4.4*     Indenture, dated as of July 1, 1997, between Destia Communications, Inc. and The Bank of New York, as
              Trustee.

  10.1*     Securityholders Agreement, dated as of November 1, 1996, between Alfred West, Destia Communications,
              Inc. and Princes Gate Investors II, L.P.

  10.2*     Securities Purchase Agreement, dated as of November 1, 1996, between Destia Communications, Inc. and
              Princes Gate Investors II, L.P.

  10.3*     Note Purchase Agreement, dated as of April 24, 1997, between Destia Communications, Inc. and Morgan
              Stanley Group Inc.

  10.4*     Form of Note under Note Purchase Agreement.

  10.5**    Second Amended and Restated Equipment Loan and Security Agreement, dated as of January 28, 1998, between Destia Communications, Inc. and NTFC Capital Corporation.

  10.6**    Stock Purchase Agreement, dated January 28, 1998, between Destia Communications, Inc. and the shareholders of VoiceNet Corporation.

  10.7      Amendment, dated April 16, 1998, to Stock Purchase Agreement between Destia Communications, Inc. and the shareholders of VoiceNet Corporation.

  10.8*     Employment Agreement, dated August 1, 1996, between Destia Communications, Inc. and Alan Levy, as amended October 31, 1996.

  10.9*     Employment Agreement, dated January 1, 1997, between Destia Communications, Inc. and Alfred West.

  10.10     Employment Agreement, dated February 2, 1998, between Destia Communications, Inc. and Phillip J.
              Storin.

  10.11*    Amended and Restated Destia Communications, Inc. 1996 Flexible Incentive Plan.

  10.12     Amendment to 1996 Flexible Incentive Plan.

  10.13     Stock Purchase Agreement, dated July 17, 1998, between Destia Communications, Inc. and certain shareholders of Telco Global Communications.

 EXHIBIT
  NUMBER                                                 DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
  10.14***  Telecommunications Services Agreement between Frontier Communications of the West, Inc. and
              Econophone, Inc., dated November 17, 1998.

  21.1      Subsidiaries of Destia Communications, Inc.

  24.1      Power of Attorney.

------------------------

* Previously filed as exhibits to Registration Statement on Form S-4, Commission File number 333-33117, and hereby incorporated herein by reference.

** Previously filed as exhibits to Registration Statement on Form S-4, Commission File number 333-47711, and hereby incorporated herein by reference.

*** Previously filed as exhibits to Registration Statement on Form S-1,
    Commission File number 333-71463, and hereby incorporated herein by reference.

(b) No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999                  DESTIA COMMUNICATIONS, INC.

                                By:            /s/ PHILLIP J. STORIN
                                     -----------------------------------------
                                                 Phillip J. Storin
                                         Chief Financial Officer (Principal
                                                   Financial and
                                                Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
       /s/ ALFRED WEST          Chief Executive Officer and    March 30, 1999
------------------------------    Chairman of the Board of
         Alfred West              Directors (Principal
                                  Executive Officer)
       /s/ ALAN L. LEVY         President, Chief Operating     March 30, 1999
------------------------------    Officer and Director
         Alan L. Levy
                                Director and Treasurer
------------------------------
        Gary S. Bondi
                                Director
------------------------------
         Steven West
              *                 Director
------------------------------
        Stephen Munger

*By:      /s/ ALAN L. LEVY                                     March 30, 1999
      -------------------------
            Alan L. Levy
          Attorney-in-Fact

* A manually signed Power of Attorney authorizing Alfred West, Alan L. Levy, and Richard L. Shorten and each of them to sign this Form 10-K as attorneys-in-fact has been filed with the Securities and Exchange Commission as an exhibit to this Form 10-K.

                          DESTIA COMMUNICATIONS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                PAGE
                                                                                                                -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................         F-2
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1998...............................................         F-3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997
  AND 1998.................................................................................................         F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998......         F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998.................         F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Destia Communications, Inc. (formerly Econophone, Inc.):

    We have audited the accompanying consolidated balance sheets of Destia Communications, Inc. (formerly Econophone, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destia Communications, Inc. (formerly Econophone, Inc.) and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
February 2, 1999

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1997        1998
                                                                                           ----------  -----------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................................  $   67,202  $   118,218
  Marketable securities..................................................................          --       21,343
  Accounts receivable, net of allowance for doubtful accounts of $1,594 and $4,086,
    respectively.........................................................................      16,796       33,351
  Prepaid expenses and other current assets..............................................       1,868        3,409
  Restricted cash and securities.........................................................      10,463        9,590
                                                                                           ----------  -----------
    Total current assets.................................................................      96,329      185,911

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS net of accumulated depreciation and
  amortization of $3,690 and $12,418, respectively (Note 5)..............................      24,113      107,249
Debt issuance costs......................................................................       6,356       12,244
Intangible assets, net of accumulated amortization of $0 and $1,324, respectively........          --       49,488
Other assets.............................................................................       2,242        2,439
Restricted cash and securities...........................................................      48,965       30,877
                                                                                           ----------  -----------
    Total assets.........................................................................  $  178,005  $   388,208
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable.......................................................................  $   21,101  $    33,352
  Accrued expenses and other current liabilities (Note 7)................................       5,356       31,131
  Interest accrued on Senior Notes.......................................................      10,462        9,590
  Current maturities of other long--term debt (Note 9)...................................       1,829       16,232
  Current maturities of obligations under capital lease (Note 15)........................         156          154
  Current maturities of notes payable--related party (Note 13)...........................         315          308
  Deferred revenue.......................................................................       2,568        4,739
                                                                                           ----------  -----------
    Total current liabilities............................................................      41,787       95,506
OTHER LONG--TERM DEBT (Note 9)...........................................................       5,657       37,379
OBLIGATIONS UNDER CAPITAL LEASE (Note 15)................................................         279          193
SENIOR NOTES (Note 9)....................................................................     149,680      343,176
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 12)................................      14,328       14,421
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' DEFICIT (Note 11):.........................................................
  Common stock-voting, par value $.01; authorized 29,250,000 shares; 20,000,000 and
    20,000,000 shares issued and outstanding at December 31, 1997 and 1998,
    respectively.........................................................................           2          200
  Common stock non--voting, par value $.01; authorized 500,000 shares; 0 and 75,760
    shares issued and outstanding at December 31, 1997 and 1998, respectively............          --            1
  Additional paid-in capital.............................................................       6,082        6,931
  Accumulated other comprehensive loss...................................................        (104)        (856)
  Accumulated deficit....................................................................     (39,706)    (108,743)
                                                                                           ----------  -----------
    Total stockholders' deficit..........................................................     (33,726)    (102,467)
                                                                                           ----------  -----------
    Total liabilities and stockholders' deficit..........................................  $  178,005  $   388,208
                                                                                           ----------  -----------
                                                                                           ----------  -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1996        1997        1998
                                                                                 ---------  ----------  ----------
REVENUES.......................................................................  $  45,103  $   83,003  $  193,737
COST OF SERVICES...............................................................     35,369      63,707     140,548
                                                                                 ---------  ----------  ----------
  Gross profit.................................................................      9,734      19,296      53,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...................................     16,834      37,898      80,092
DEPRECIATION AND AMORTIZATION..................................................      1,049       3,615      11,866
                                                                                 ---------  ----------  ----------
  Loss from operations.........................................................     (8,149)    (22,217)    (38,769)
OTHER INCOME (LOSS)............................................................        106         102        (747)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net.....................................         27        (265)         86
INTEREST EXPENSE, net..........................................................       (296)     (7,748)    (29,514)
                                                                                 ---------  ----------  ----------
  Net loss.....................................................................  $  (8,312) $  (30,128) $  (68,944)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
LOSS PER SHARE (Note 2)
  Basic........................................................................  $   (0.43) $    (1.55) $    (3.44)
  Diluted......................................................................  $   (0.43) $    (1.55) $    (3.44)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (basic and diluted) (Note
  2)...........................................................................     20,000      20,000      20,038
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

                          DESTIA COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1996        1997        1998
                                                                                  ---------  ----------  ----------
NET LOSS........................................................................  $  (8,312) $  (30,128) $  (68,944)
OTHER COMPREHENSIVE LOSS, net of tax:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS......................................         --        (104)       (752)
                                                                                  ---------  ----------  ----------
COMPREHENSIVE LOSS..............................................................  $  (8,312) $  (30,232) $  (69,696)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

    The accompanying notes are an integral part of these consolidated statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (in thousands)

                                                   COMMON STOCK
                                 ------------------------------------------------
                                                                                                  RETAINED
                                         VOTING                 NON VOTING         ADDITIONAL     EARNINGS      ACCUMULATED
                                 ----------------------  ------------------------    PAID-IN    (ACCUMULATED   COMPREHENSIVE
                                  SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT)         LOSS
                                 ---------  -----------  -----------  -----------  -----------  ------------  ---------------
BALANCE,
December 31, 1995..............     20,000   $       2           --    $      --    $     392    $      316      $      --
Distribution of S corporation
  earnings.....................         --          --           --           --           --          (316)            --
Contribution of capital to C
  corporation..................         --          --           --           --           90            --             --
Net loss.......................         --          --           --           --           --        (8,312)            --
Accretion of preferred stock...         --          --           --           --           --           (15)            --
Dividends on preferred stock...         --          --           --           --           --          (281)            --
                                                                 --
                                 ---------       -----                       ---   -----------  ------------         -----
BALANCE,
December 31, 1996..............     20,000           2           --           --          482        (8,608)            --
Net loss.......................         --          --           --           --           --       (30,128)            --
Warrants.......................         --          --           --           --        5,600            --             --
Accretion of preferred stock...         --          --           --           --           --           (91)            --
Dividends on preferred stock...         --          --           --           --           --          (879)            --
Cumulative translation
  adjustment...................         --          --           --           --           --            --           (104)
                                                                 --
                                 ---------       -----                       ---   -----------  ------------         -----
BALANCE,
December 31, 1997..............     20,000           2           --           --        6,082       (39,706)          (104)
Net loss.......................         --          --           --           --           --       (68,944)            --
Issuance of non voting
  restricted shares............         --          --           76            1          994            --             --
Accretion of preferred stock...         --          --           --           --           --           (93)            --
Change in par value............         --         198           --           --         (198)           --             --
Cumulative translation
  adjustment...................         --          --           --           --           --            --           (752)
Other..........................         --          --           --           --           53            --             --
                                                                 --
                                 ---------       -----                       ---   -----------  ------------         -----
BALANCE,
December 31, 1998..............     20,000   $     200           76    $       1    $   6,931    $ (108,743)     $    (856)
                                                                 --
                                                                 --
                                 ---------       -----                       ---   -----------  ------------         -----
                                 ---------       -----                       ---   -----------  ------------         -----


                                    TOTAL
                                 -----------
BALANCE,
December 31, 1995..............  $       710
Distribution of S corporation
  earnings.....................         (316)
Contribution of capital to C
  corporation..................           90
Net loss.......................       (8,312)
Accretion of preferred stock...          (15)
Dividends on preferred stock...         (281)

                                 -----------
BALANCE,
December 31, 1996..............       (8,124)
Net loss.......................      (30,128)
Warrants.......................        5,600
Accretion of preferred stock...          (91)
Dividends on preferred stock...         (879)
Cumulative translation
  adjustment...................         (104)

                                 -----------
BALANCE,
December 31, 1997..............      (33,726)
Net loss.......................      (68,944)
Issuance of non voting
  restricted shares............          995
Accretion of preferred stock...          (93)
Change in par value............           --
Cumulative translation
  adjustment...................         (752)
Other..........................           53

                                 -----------
BALANCE,
December 31, 1998..............  $  (102,467)

                                 -----------
                                 -----------

 The accompanying notes are an integral part of these consolidated statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1996        1997        1998
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................  $  (8,312) $  (30,128) $  (68,944)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.................................................      1,049       3,615      11,866
  Provision for doubtful accounts...............................................        291         832       2,603
  Accreted interest expense.....................................................         --         280      17,711
Changes in assets and liabilities:
  Increase in accounts receivable...............................................       (887)     (9,682)    (22,100)
  Increase in prepaid expenses and other current assets.........................       (350)     (1,004)     (2,175)
  Increase in other assets......................................................     (1,514)     (3,277)       (791)
  Increase in accounts payable, accrued expenses and other current
    liabilities.................................................................      3,352      14,975      34,745
  Increase (decrease) in interest accrued on senior notes.......................         --      10,462        (872)
  Increase in deferred revenue..................................................        365       1,708       1,543
                                                                                  ---------  ----------  ----------
    Net cash used in operating activities.......................................     (6,006)    (12,219)    (26,414)
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in acquisitions.................................................         --          --     (21,063)
  Purchase of marketable securities, net........................................         --          --     (21,343)
  Purchases of property and equipment...........................................     (4,247)    (13,267)    (76,686)
                                                                                  ---------  ----------  ----------
    Net cash used in investing activities.......................................     (4,247)    (13,267)   (119,092)
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of preferred stock.....................................     13,061          --          --
  Proceeds from line of credit..................................................        800          --          --
  Repayment of line of credit...................................................     (1,000)         --          --
  Proceeds from short-term borrowings...........................................      5,437          --          --
  Repayments of short-term borrowings...........................................     (3,309)     (2,128)         --
  Proceeds from long-term debt and capital leases...............................      2,232          --      16,390
  Repayments of long-term debt and capital leases...............................       (566)       (661)     (7,497)
  Repayments of notes payable-related party.....................................        (10)        (12)         (7)
  Dividends paid................................................................       (226)         --          --
  Proceeds from senior discount notes...........................................         --     149,400     175,785
  Proceeds from issuance of warrants............................................         --       5,600          --
  Payment of debt issuance costs................................................         --      (6,355)     (7,110)
  Proceeds from bridge loan.....................................................         --       7,000          --
  Repayments of bridge loan.....................................................         --      (7,000)         --
                                                                                  ---------  ----------  ----------
    Net cash provided by financing activities...................................     16,419     145,844     177,561
                                                                                  ---------  ----------  ----------
  Increase in cash and cash equivalents, (including restricted cash)............      6,166     120,358      32,055
  Cash and cash equivalents, beginning of period, (including restricted cash)...        106       6,272     126,630
                                                                                  ---------  ----------  ----------
  Cash and cash equivalents, end of period, (including restricted cash).........  $   6,272  $  126,630  $  158,685
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1996        1997        1998
                                                                                  ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest....................................................................  $     210  $      505  $   24,329
    Income Tax..................................................................         --          --          --
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Note issued for purchase of minority interest-Telco...........................         --          --      14,035
  Accretion of preferred stock..................................................         15          91          93
  Accrued dividends on preferred stock..........................................        281         879          --
  Capital leases executed and notes issued for asset purchases..................        423       5,754      14,250
DETAILS OF ACQUISITIONS:
  Fair Value of assets acquired.................................................         --          --       1,896
  Goodwill......................................................................         --          --     (50,759)
  Liabilities assumed and notes issued..........................................         --          --      27,800
                                                                                  ---------  ----------  ----------
  Net cash paid for acquisitions................................................         --          --     (21,063)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

1. NATURE OF BUSINESS

    Destia Communications, Inc. (formerly Econophone Inc.) ("Destia") is a rapidly growing, facilities-based provider of domestic and international long distance telecommunications services in North America and Europe. Its extensive international telecommunications network allows it to provide services primarily to retail customers in many of the largest metropolitan markets in the United States, Canada, the United Kingdom, Belgium, France, Germany and Switzerland.

    The Company provides its customers with a variety of retail telecommunications services, including international and domestic long distance, calling card and prepaid services, and wholesale transmission services. The Company's approximate 350,000 customer accounts are diverse and include residential customers, commercial customers, ethnic groups and telecommunications carriers. In each of the Company's geographic markets, it utilizes a multichannel distribution strategy to market its services to its target customer groups.

    In February 1998, the New York corporation "Econophone, Inc." (now known as Destia Communications, Inc.) was merged into its wholly owned subsidiary named "Econophone, Inc." (now known as Destia Communications, Inc.) which had been incorporated in the State of Delaware, for the sole purpose of changing the state of incorporation of the Company. The Delaware corporation was the surviving entity in the merger. In connection with the foregoing, the par value of the Company's common stock was changed to $.01 per share of voting and non-voting common stock from $.0001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Destia and its wholly owned subsidiaries, its 72% owned subsidiary, Econophone Services GmbH (Switzerland) and its 81.25% owned subsidiary America First, Ltd. (England) (collectively, the "Company"). The full amount of the net loss for the year ended December 31, 1997 and 1998 for Econophone Services GmbH and America First, Ltd. have been recorded in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

    The Company's revenues are primarily based on usage and are derived from (1) the number of minutes of telecommunications traffic carried and, (2) generally, a fixed per minute rate. For prepaid services, the Company's revenues are reported net of selling discounts and commissions and are recorded based upon usage rather than time of initial sale.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

PROPERTY AND EQUIPMENT

    Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years. Depreciation of IRUs is computed using the straight-line method over the lease term. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

INTERNAL-USE SOFTWARE

    The Company capitalizes certain software development costs for internal use. For the years ended December 31, 1997 and 1998, the Company incurred approximately $897,000 and $1,925,000 respectively, of such costs and has included them in Property, Equipment and Leasehold Improvements. The capitalized software are amortized on a straight-line basis over the estimated useful life, generally two years. Prior to 1997, such costs were immaterial.

INTANGIBLE ASSETS

    Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired. Intangible assets are amortized on a straight-line basis over their estimated period of benefit, (generally 5-20 years). The carrying value of goodwill is periodically reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable.

LONG-LIVED ASSETS

    The Company's policy is to record long-lived assets at cost. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections. The Company amortizes these costs over the expected useful life of the related asset. As of December 31, 1998 the Company does not believe any impairment exists with its long-lived assets.

INCOME TAXES

    Prior to 1996, the Company was an S-Corporation for federal and state income tax purposes and, as a result, the earnings of the Company were treated as taxable income of the shareholders. During 1996, the Company changed its tax status to a C-Corporation.

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the year in which those temporary differences are expected to be recovered or

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) settled. Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries since such earnings are currently expected to be permanently reinvested outside the United States.

STOCK-BASED COMPENSATION

    SFAS No. 123 "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

    The Company accounts for stock-based compensation awards to outside consultants and affiliates based on the fair value of such awards. Accordingly, compensation costs for stock option awards to outside consultants and affiliates is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model (See Note 14).

NEW ACCOUNTING PRONOUNCEMENTS

    These standards increase disclosure only and have no impact on the Company's financial position or results of operations. These standards have been adopted in 1998 and have been reflected in the financial statements and notes for the year ended December 31, 1998.

    In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use software, dividing the development into three stages: (1) the preliminary project stage, during which conceptual formulation and evaluation of alternatives takes place, (2) the application development stage, during which design, coding, installation and testing takes place and (3) the operations stage during which training and maintenance takes place. Costs incurred during the application development stage are capitalized, all other costs are expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of SOP 98-1 and does not believe adoption of this standard will have a material effect on its results of operations, financial position or cash flows.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of SOP 98-5 and does not believe adoption of this standard will have a material effect on its results of operations.

FOREIGN CURRENCY EXCHANGE

    The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheets and an average rate for the period on the statements of operations. Translation adjustments

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) generally are reflected as foreign currency translation adjustments in the statement of stockholders' equity and, accordingly, have no effect on net income. Foreign currency transaction adjustments are reflected in the statements of operations.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

PER SHARE DATA

    During 1997, SFAS No. 128 "Earnings per Share" was issued and became effective for the Company's December 31, 1997 financial statements. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted EPS has not been presented since the inclusion of outstanding options, warrants and convertible preferred shares would be antidilutive. The following is the reconciliation of net loss per share as of December 31,

                                                                        1996            1997            1998
                                                                    -------------  --------------  --------------
NUMERATOR
Net loss..........................................................  $  (8,312,000) $  (30,128,000) $  (68,944,000)
Less dividends on preferred stock.................................       (281,000)       (879,000)             --
Less accretion of preferred stock.................................        (15,000)        (91,000)        (93,000)
                                                                    -------------  --------------  --------------
Loss available to common shareholders.............................  $  (8,608,000) $  (31,098,000) $  (69,037,000)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
DENOMINATOR
Weighted average shares outstanding...............................     20,000,000      20,000,000      20,038,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board has issued SFAS No. 107 entitled "Disclosures about Fair Value of Financial Instruments," which requires entities to disclose information about the fair values of their financial instruments.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

LONG-TERM DEBT

    The carrying amount of the Company's current portion of long-term borrowings approximates fair value. The fair value of the Company's long-term debt, including current portions, is determined based on market prices for similar debt instruments or on the current rates offered to the Company for debt with similar maturities. As of December 31, 1998, the Company's senior notes were made up of the 13 1/2% Senior Notes due 2007 (the "1997 Notes") issued July 1, 1997, and the 11% Senior Discount Notes due 2008 (the "1998 Notes") issued February 12, 1998 (together the "Senior Notes"). The fair value of the

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

3. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
1997 Notes and the 1998 Notes, based upon quotes from securities dealers, were $157,325,000 and $151,500,000, respectively.

4. DEBT AND EQUITY SECURITIES

    The Company accounts for short-term investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's bond indentures which restrict the type, quality and maturity of investments. The table below discloses the fair value of held-to-maturity securities as of December 31, 1998.

                                                  AGGREGATE         AGGREGATE          GROSS          GROSS
                                                  AMORTIZED        FAIR VALUE       UNREALIZED      UNREALIZED
                                                  COST BASIS    DECEMBER 31, 1998  HOLDING GAINS  HOLDING LOSSES
                                                --------------  -----------------  -------------  --------------
U.S. treasury notes...........................  $   38,949,000   $    39,246,000    $   365,000     $  (68,000)
Government agency notes.......................      54,438,000        54,611,000        173,000             --
Commercial paper..............................      14,914,000        14,960,000         47,000         (1,000)
Other debt securities.........................      19,976,000        19,975,000             --         (1,000)
                                                --------------  -----------------  -------------  --------------
                                                $  128,277,000   $   128,792,000    $   585,000     $  (70,000)
                                                --------------  -----------------  -------------  --------------
                                                --------------  -----------------  -------------  --------------
Included in cash and cash equivalents.........  $   66,467,000
Included in marketable securities.............      21,343,000
Included in current portion of restricted
  cash........................................       9,590,000
Included in non-current restricted cash.......      30,877,000
                                                --------------
                                                --------------
                                                $  128,277,000
                                                --------------
                                                --------------

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    1997            1998
                                                                -------------  --------------
Equipment.....................................................  $  23,403,000  $  102,696,000
Computer software.............................................      2,263,000       9,257,000
Furniture and fixture.........................................        634,000       4,841,000
Leasehold improvements........................................      1,503,000       2,873,000
                                                                -------------  --------------
                                                                $  27,803,000  $  119,667,000
Less accumulated depreciation and amortization................     (3,690,000)    (12,418,000)
                                                                -------------  --------------
Property, equipment and leasehold improvements, net...........  $  24,113,000  $  107,249,000
                                                                -------------  --------------
                                                                -------------  --------------

    Depreciation expense for the years ended December 31, 1996, 1997 and 1998, was $1,008,000, $2,297,000 and $8,728,000, respectively.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

6. TERRITORIAL RIGHTS

    In September 1994, the Company entered into a joint venture with Europhone International Ltd. ("EI") to jointly market Destia's services in the United Kingdom. EI engaged in sales and marketing, while Destia provided network support, billing and transmission services.

    In connection with the modification of this joint marketing arrangement which occurred in June 1996, EI granted the Company the right to compete with EI in exchange for forgiveness of the net receivable due to the Company of $2,000,000. The Company charged this to operations in 1996 as an expense of the joint venture.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist primarily of accrued carrier cost of $1,658,000 and $17,408,000 for 1997 and 1998, respectively.

8. FOREIGN OPERATIONS AND CONCENTRATIONS

FOREIGN OPERATIONS

    The Company's trade accounts receivable are subject to credit risk, although the customer base is diversified due to its size and geographic dispersion. In certain cases, the Company requires collateral or other security to support its receivables. The Company closely monitors extensions of credit and performs ongoing evaluations of customer accounts to control the exposure to bad debt risks. The Company's total sales, operating income (before interest, foreign currency exchange and other income) and identifiable assets by geographical area for the years ended and as of December 31, 1996, 1997 and 1998 are as follows:

                                               UNITED          NORTH                          OTHER
                                              KINGDOM         AMERICA         BELGIUM         EUROPE       CONSOLIDATED
                                           --------------  --------------  -------------  --------------  --------------
1996
Revenues.................................  $   15,477,000  $   18,185,000  $   9,038,000  $    2,403,000  $   45,103,000
                                           --------------  --------------  -------------  --------------  --------------
                                           --------------  --------------  -------------  --------------  --------------
Operating loss...........................  $   (2,473,000) $   (3,855,000) $  (1,472,000) $     (349,000) $   (8,149,000)
Corporate expenses.......................                                                                       (163,000)
                                                                                                          --------------
                                                                                                          $   (8,312,000)
                                                                                                          --------------
                                                                                                          --------------
Accounts receivable......................  $    2,283,000  $    3,718,000  $   1,488,000  $      457,000  $    7,946,000
Property, equipment and leasehold
  improvements...........................       1,423,000       4,001,000        847,000         201,000       6,472,000
Corporate assets.........................                                                                      8,337,000
                                                                                                          --------------
                                                                                                          $   22,755,000
                                                                                                          --------------
                                                                                                          --------------

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

8. FOREIGN OPERATIONS AND CONCENTRATIONS (CONTINUED)

                                               UNITED          NORTH                          OTHER
                                              KINGDOM         AMERICA         BELGIUM         EUROPE       CONSOLIDATED
                                           --------------  --------------  -------------  --------------  --------------
1997
Revenues.................................  $   18,363,000  $   48,899,000  $   7,981,000  $    7,760,000  $   83,003,000
                                           --------------  --------------  -------------  --------------  --------------
                                           --------------  --------------  -------------  --------------  --------------
Operating loss...........................  $   (2,966,000) $  (18,213,000) $    (374,000) $     (664,000) $  (22,217,000)
Corporate expenses.......................                                                                     (7,911,000)
                                                                                                          --------------
                                                                                                          $  (30,128,000)
                                                                                                          --------------
                                                                                                          --------------
Accounts receivable......................  $    5,252,000  $    9,034,000  $   1,250,000  $    1,260,000  $   16,796,000
Property, equipment and leasehold
  improvements...........................       6,731,000      16,515,000        463,000         405,000      24,114,000
Corporate assets.........................                                                                    137,095,000
                                                                                                          --------------
                                                                                                          $  178,005,000
                                                                                                          --------------
                                                                                                          --------------

1998
Revenues.................................  $   55,991,000  $  116,645,000  $  11,515,000  $    9,586,000  $  193,737,000
                                           --------------  --------------  -------------  --------------  --------------
                                           --------------  --------------  -------------  --------------  --------------
Operating income(loss)...................  $  (16,474,000) $  (17,138,000) $     905,000  $   (6,062,000) $  (38,769,000)
Corporate expenses.......................                                                                    (30,175,000)
                                                                                                          --------------
                                                                                                          $  (68,944,000)
                                                                                                          --------------
                                                                                                          --------------
Accounts receivable......................  $   11,367,000  $   19,096,000  $   1,430,000  $    1,458,000  $   33,351,000
Property, equipment and leasehold
  improvements...........................      15,899,000      74,700,000      3,673,000      12,977,000     107,249,000
Corporate assets.........................                                                                    247,608,000
                                                                                                          --------------
                                                                                                          $  388,208,000
                                                                                                          --------------
                                                                                                          --------------

    The revenues of EI accounted for $14.2 million or 32% in 1996. The relationship was terminated in December 1996.

9. BORROWINGS

    At December 31, 1997, the Company was obligated under the following debt agreements:

                                                  CURRENT       LONG-TERM         TOTAL
                                               -------------  --------------  --------------
Long-term debt:
NTFC note (a)................................  $   1,633,000  $    5,522,000  $    7,155,000
Notes Payable (b)............................        196,000         135,000         331,000
1997 Notes (c)...............................                    149,680,000     149,680,000
                                               -------------  --------------  --------------
                                               $   1,829,000  $  155,337,000  $  157,166,000
                                               -------------  --------------  --------------
                                               -------------  --------------  --------------

    At December 31, 1998, the Company was obligated under the following debt agreements:

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

9. BORROWINGS (CONTINUED)

                                                  CURRENT       LONG-TERM         TOTAL
                                               -------------  --------------  --------------
Long-term debt:
NTFC note (a)................................  $   4,708,000  $   16,434,000  $   21,142,000
Notes Payable (b)............................     11,524,000      20,945,000      32,469,000
1997 Notes (c)...............................             --     150,240,000     150,240,000
1998 Notes (d)...............................             --     192,936,000     192,936,000
                                               -------------  --------------  --------------
                                               $  16,232,000  $  380,555,000  $  396,787,000
                                               -------------  --------------  --------------
                                               -------------  --------------  --------------

------------------------

(a) On May 28, 1996, Destia entered into a credit facility with NTFC, which the terms and amount of have been amended and increased, respectively, on several occasions. On January 28, 1998, the NTFC credit facility was amended and restated in its entirety in order to effect various amendments and increase the amount of NTFC's commitment thereunder (such credit facility, as amended and restated, is referred to herein as the "NTFC Facility"). The NTFC Facility provides for borrowings by Destia and its subsidiaries to fund certain equipment acquisition costs and related expenses. The NTFC Facility provides for an aggregate commitment of NTFC of $24.0 million pursuant to three tranches of $2.0 million, $3.0 million and $19.0 million. Loans borrowed under each tranche of the NTFC Facility amortize in equal monthly installments over a five year period ending on July 1, 2001, April 1, 2002 and January 1, 2003, respectively. Loans under the NTFC Facility accrue interest at an interest rate equal to the 90-day commercial paper rate plus 395 basis points, subject to certain quarterly adjustments depending upon financial performance. All of the equipment purchased with the proceeds of the NTFC Facility has been pledged to NTFC. The NTFC Facility requires Destia to maintain certain Debt Service Coverage Ratios, EBITDA (each defined in the NTFC Facility) and minimum cash balances. Destia was in compliance with these covenants at December 31, 1997. Destia obtained a waiver of these covenants so that it was in compliance at December 31, 1998.

(b) At December 31, 1998 the Company has seven notes payable related to the purchase of cable lines and acquisitions. These notes bear interest at rates ranging from 5% to 12%, and have maturity dates from April 2001 to November 2008.

    At December 31, 1997 the Company has six notes payable related to the purchase of cable lines. Three of these notes bear interest at 12%, and mature through September 1998. The remaining three notes bear interest at LIBOR plus 5%, and mature on June 30, 2001. These notes have quarterly principal and interest payments ranging from $5,849 to $30,291.

(c) Destia completed on July 1, 1997 the offering (the "1997 Unit Offering") of 155,000 units (each a "Unit"), each Unit consisting of one 1997 Note and one warrant (each a "Warrant") to purchase 8.167 shares of common stock of Destia. The Units were sold for an aggregate gross purchase price of $155.0 million. On December 5, 1997, the Company consummated an offer to exchange the notes issued in the 1997 Unit Offering for $155.0 million of notes that had been registered under the Securities Exchange Act of 1933.

    The 1997 Notes are unsecured unsubordinated obligations of Destia, limited to $155.0 million aggregate principal amount at maturity, and mature on July 15, 2007. Interest on the 1997 Notes accrues at the rate of 13 1/2% per annum from the most recent interest payment date on which interest has been paid or provided for, payable semiannually (to holders of record at the close of business on

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

9. BORROWINGS (CONTINUED)
    the January 1 or July 1 immediately preceding the interest payment date) on January 15 and July 15 of each year, commencing January 15, 1998. At the closing of the 1997 Unit Offering, Destia used $57.4 million of the net proceeds of the 1997 Unit Offering to purchase restricted cash and securities, which were pledged as security for the payment of interest on the principal of the 1997 Notes. Proceeds from the restricted cash and securities are being used by Destia to make interest payments on the 1997 Notes through July 15, 2000. The restricted cash and securities are being held by a trustee pending disbursement.

(d) During February 1998, the Company issued the 1998 Notes. The 1998 Notes are unsecured unsubordinated obligations of the Company, initially limited to $300.0 million aggregate principal amount at maturity, and mature on February 15, 2008. Although for Federal income tax purposes a significant amount of original issue discount, taxable as ordinary income, was recognized by the holders as such discount accrues from the closing date, no interest is payable on the 1998 Notes prior to February 15, 2003. Interest on the 1998 Notes will accrue at 11.0% from February 15, 2003 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semiannually (to holders of record at the close of business on the February 1 or August 1 immediately preceding the Interest Payment Date) on February 15 and August 15 of each year, commencing August 15, 2003.

    Maturities of long-term debt (excluding the accretion of the 1998 Notes) over the next five years are as follows:

1999..........................................................  $16,232,000
2000..........................................................   14,567,000
2001..........................................................   10,808,000
2002..........................................................    4,837,000
2003 and thereafter...........................................  350,343,000
                                                                -----------
Total.........................................................  $396,787,000
                                                                -----------
                                                                -----------

10. TAXES

    As a telephone carrier and reseller doing business in the U.S., the Company is required to file annual telephone and transmission tax returns in accordance with state tax laws. These returns include taxes on net worth, gross sales and gross profit. In addition, each type of tax requires an additional tax surcharge. The Company also remits federal and state excise taxes and other state and local sales taxes.

    As of December 31, 1997 and 1998, the Company had a net operating loss carryforward of approximately $36,000,000 and $80,000,000, respectively, which is available to reduce its future taxable income and expires at various dates through 2012. A full valuation allowance of approximately $14,000,000 and $31,000,000, respectively, has been established against the deferred tax assets due to the uncertainties surrounding the utilization of the carryforward. There are no other significant timing differences.

    A value added tax "VAT" is a tax charged on goods and services that is designed to be borne by the ultimate end user of the goods and services. Pursuant to the Sixth European Commission VAT Directive adopted in 1977 ("VAT Directive"), providers of telecommunications services in the European Union (the

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

10. TAXES (CONTINUED)
EU) are liable for VAT in the EU member state where the provider of the services is established. The provider, in turn, charges VAT to its customers at the rate prevailing in the provider's country of establishment. To date, the collection of VAT by Destia does not appear to have a material adverse effect on its ability to attract or retain customers and the collection of VAT has not required Destia to reduce its prices to remain competitive.

    Destia's non-U.S. subsidiaries file separate tax returns and provide for taxes accordingly.

11. STOCKHOLDERS' EQUITY (DEFICIT)

    In February 1998, the New York corporation "Econophone, Inc." (now known as Destia Communications, Inc.) was merged into its wholly owned subsidiary named "Econophone, Inc." (now known as Destia Communications, Inc.) which had been incorporated in the State of Delaware for the sole purpose of changing the state of incorporation of the Company. The Delaware corporation was the surviving entity in the merger. In connection with the foregoing, the par value of the Company's common stock was changed to $.01 per share of voting and non-voting common stock.

    On July 17, 1998, the Company acquired the minority interest in Telco that it did not already own. In connection with such acquisition the Company converted options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock. The shares carry the same rights as the voting common stock, other than voting rights.

    On November 1, 1996, the Company's Articles of Incorporation were amended to change all of the authorized shares of common stock and non-voting common stock from no par value per share to $.0001 par value per share, to increase the number of shares of authorized common stock from 400 shares to 29,250,000 shares, to increase the number of authorized shares of non-voting common stock from 19,600 shares to 500,000 shares and to authorize the issuance of 250,000 shares of preferred stock. Additionally, the Company effected a recapitalization whereby the outstanding shares of common stock were converted on a 73,125:1 basis.

    All information contained in the accompanying financial statements and footnotes have been retroactively restated to give effect to these transactions.

    Included within additional paid in capital, is $5.6 million attributable to the Warrants, which represents the portion of the issue price for the Units attributable to the fair value of the Warrants. Such amount has been recognized as a discount on the 1997 Notes and will be amortized over the term of the 1997 Notes. Each Warrant may be exercised for 8.167 shares of common stock at an exercise price of $.01 per share. The Warrants are exercisable for 1,265,885 shares of common stock, in the aggregate. The fair value of the shares issuable upon exercise of the Warrants was determined to be $4.43 per share. Among the factors considered in making such determinations were the history of the prospects for the industry in which Destia competes, an assessment of Destia's management, the present operations of Destia, the historical results of operations of Destia and the trend of its revenues and earnings, the prospects for future earnings of Destia, the general condition of the securities markets at the time of the 1997 Unit Offering and the prices of similar securities of generally comparable companies. The Warrants expire on June 30, 2007.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

12. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

    The Series A Preferred accrue monthly cumulative dividends on each outstanding share at a rate of $1.00 per month. The accrued and unpaid dividends compound monthly at a rate of 12% per year. The dividends began to accrue and compound interest from the issuance date of the preferred stock and ceased to accrue on July 1, 1997, when the Senior Notes were issued.

    The mandatory redemption of the Series A Preferred is October 31, 2006. The redemption shall be in cash.

    Each holder of the Series A Preferred shall have the right, at the option of the holder, to convert any of its shares of Series A Preferred into a number of fully paid and nonassessable shares of common stock. At any time, any holder of Series A Preferred Stock may convert all or any portion thereof into common stock of Destia. As of December 31, 1997 and 1998, the shares of Series A Preferred Stock outstanding were convertible into 3,420,701 shares of common stock and may convert upon the Company closing an initial public offering of common stock. The number of shares of common stock that each share of Series A Preferred Stock is convertible into is equal to the number of shares of common stock outstanding on November 1, 1996 (on a diluted basis), which was 22,564,000, multiplied by a fraction (i) the numerator of which is equal to the stated value with respect to the shares of Series A Preferred Stock being so converted, plus any dividends accrued thereon, and (ii) the denominator of which is equal to $100.0 million plus the number of dollars received by Destia since November 1, 1996 from the exercise of specified options or warrants.

13. RELATED PARTY TRANSACTIONS

    The Company has notes payable due to various related parties. These notes are unsecured, and accrue interest at annual rates ranging from 9% to 18%. These notes are demand obligations.

    The Company has a non-interest bearing note receivable at December 31, 1997 and 1998 for approximately $215,000 and $230,000, respectively, from a related party.

14. STOCK-BASED COMPENSATION PLANS

    On October 31, 1996, the Board of Directors adopted the Destia Communications, Inc. 1996 Flexible Incentive Plan (the "1996 Plan") and an Incentive Stock Option Agreement with the then Chief Operating Officer and Chief Financial Officer of the Company. The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

14. STOCK-BASED COMPENSATION PLANS (CONTINUED)
SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                          1996           1997            1998
                                                                      -------------  -------------  --------------
Net Loss:
  Available to Common Shareholders..................................  $  (8,593,000)   (31,007,000) $  (68,944,000)
  Pro Forma.........................................................     (9,088,000)   (31,798,000)    (70,644,000)
Basic EPS:
  As reported.......................................................  $        (.43) $       (1.55) $        (3.44)
  Pro Forma.........................................................  $        (.45) $       (1.59) $        (3.53)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts since the Company anticipates additional awards in the future.

    Under the 1996 Plan, the Company granted 20,000 options to outside consultants. All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. Under SFAS No. 123, the fair value of the options granted to the consultants as of the date of grant using the Black-Scholes pricing model is $33,019. The NQSOs (as hereinafter defined) were granted to the consultants for terms of up to ten years and are exercisable in whole or in part at stated times from the date of grant up to three years from the date of grant. The 10,000 options granted to consultants during 1996 and the 10,000 options granted to consultants during 1998 have an exercise price of $2.50 and $5.00, respectively. As of December 31, 1997 and 1998, 3,333 and 11,667 of the options granted to the consultants were exercisable, respectively, and the expense recognized in 1996, 1997 and 1998 relating to these options was $496, $2,976 and $9,666, respectively.

    The 1996 Plan as amended authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,600,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs"), Non-qualified Stock Options ("NQSOs"), Stock Appreciation Rights ("SARs"), Restricted Stock and Unrestricted Stock. The SARs may be awarded either in tandem with options or on a stand-alone basis. Awards may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall never be less than the par value of the Company's common stock. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, ISOs and NQSOs have been granted to key employees and directors for terms of up to ten years, and are exercisable in whole or in part at stated times from the date of grant up to three years from the date of grant. At December 31, 1997 and 1998, 1,109,250 and 2,155,692 options respectively, were exercisable under the Company's 1996 Plan.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

14. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Option activity during 1997 and 1998 is as follows:

                                                                       1997                         1998
                                                            ---------------------------  ---------------------------
                                                                           WEIGHTED                     WEIGHTED
                                                                            AVERAGE                      AVERAGE
                                                              SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                                                            ----------  ---------------  ----------  ---------------
Outstanding at beginning of year..........................   2,606,500     $    2.50      2,901,445     $    2.74
Granted...................................................     304,945          5.00      1,538,555          6.37
Cancelled.................................................     (10,000)         2.50       (169,092)         3.04
Outstanding at end of year................................   2,901,445          2.74      4,270,908          4.00
                                                            ----------         -----     ----------         -----
                                                            ----------         -----     ----------         -----
Exercisable at end of year................................   1,109,250          2.50      2,155,692          2.74
Weighted average fair value of options granted............                 $    1.91                    $    2.45

    The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: risk-free interest rate of 6.23% and 5.43% for 1997 and 1998; expected life of three years for 1997 and 1998; expected volatility of 47% for 1997 and 66% for 1998 and expected dividend yield of zero percent for 1997 and 1998.

    The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                           OPTIONS OUTSTANDING                                  OPTION EXERCISABLE
               -------------------------------------------  -----------------------------------------------------------
                                        WEIGHTED AVERAGE
                                            REMAINING
    EXERCISE   NUMBER OUTSTANDING AT          LIFE          WEIGHTED AVERAGE   NUMBER EXERCISABLE AT  WEIGHTED AVERAGE
       PRICE     DECEMBER 31, 1998         CONTRACTUAL       EXERCISE PRICE      DECEMBER 31, 1998     EXERCISE PRICE
-------------  ----------------------  -------------------  -----------------  ---------------------  -----------------
2$.50-$5.00..          3,434,408                 8.03           $    3.17             2,155,692           $    2.74
6$.75-$7.50..            836,500                 9.28           $    7.42                    --                  --

15. COMMITMENTS AND CONTINGENCIES

    The Company has various lease agreements for offices, automobiles and other property. Future minimum annual lease payments under the Company's operating and capital leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                                                                           OPERATING     CAPITAL
                                                                                            LEASES        LEASES
                                                                                         -------------  ----------
1999...................................................................................  $   5,389,000  $  154,000
2000...................................................................................      4,140,000      91,000
2001...................................................................................      3,529,000      67,000
2002...................................................................................      2,988,000      35,000
2003 and thereafter....................................................................      6,919,000      --
                                                                                         -------------  ----------
Total minimum lease payments...........................................................  $  22,965,000  $  347,000
                                                                                         -------------  ----------
                                                                                         -------------  ----------

    The rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $394,000, $1,378,000 and $2,824,000, respectively.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has entered into employment agreements with certain officers which expire by December 31, 1999. The aggregate commitment for future compensation under these agreements is approximately $1,350,000. These officers are also eligible for annual bonuses based on performance.

LONG-TERM LEASE AGREEMENT

    On November 17, 1998, Destia reached an agreement with Frontier Communications ("Frontier") to acquire a 20-year IRU to use portions of its U.S. fiber optic network. The Company expects to begin using some of Frontier's network by July 1999. Additionally, management expects that Frontier's fiber optic network will be fully operational by the end of 1999. A portion of the acquisition price was paid on November 17, 1998. The balance of the obligation will be discharged over the next 36 months based upon the terms and conditions of the agreement. Beginning in June 1999, Frontier shall have the right to purchase on a monthly basis up to a cumulative average of one million dollars in Destia services that will be offset against the remaining obligation in lieu of additional cash payments. At the end of the 36-month period the balance remaining will be settled with a cash payment. The acquisition price will be amortized over 20 years and will commence at the date that the network becomes substantially operational. The Company's total commitments are approximately $42.3 million in the aggregate for the 20-year IRU from Frontier and for the purchase of a transatlantic IRU.

16. ACQUISITIONS

VOICENET ACQUISITION

    A definitive agreement to acquire VoiceNet was entered into on January 28, 1998. The closing of the VoiceNet Acquisition occurred on February 12, 1998. The initial purchase price for VoiceNet was $21.0 million and was paid out of cash on hand. The sellers of VoiceNet also are entitled to receive an earn-out based upon the revenue growth of the VoiceNet business.

    VoiceNet provides travelers and other callers with calling card services, which are advertised primarily in in-flight magazines. Destia has provided substantially all of VoiceNet's transmission, billing and customer service functions since April 1996.

TELCO MINORITY INTEREST ACQUISITION

    In the United Kingdom, the majority of Destia's sales are made through Telco Global Communications ("Telco"), its majority owned subsidiary that was established during the fourth quarter of 1996. Telco's revenues are derived primarily from international and domestic long distance services and the sale of prepaid cards. On July 17, 1998, the Company acquired the 30% minority interest in Telco it did not already own in exchange for approximately $14.0 million in cash, payable by the Company in quarterly installments, together with interest at a rate of 8.0% per annum, over approximately three years. The entire purchase price is classified as goodwill, which will be amortized over 20 years. In connection with such acquisition, (i) Telco obtained ownership rights with respect to certain proprietary software used in Telco's business and (ii) the Company converted options to acquire Telco shares held by Telco employees into grants of non-voting restricted shares of the Company's common stock.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1998

16. ACQUISITIONS (CONTINUED)
OTHER ACQUISITIONS

    During November 1998, the Company completed two small acquisitions. It acquired a controlling interest in America First Ltd. ("America First"), a prepaid card distributor in the United Kingdom for approximately $5.5 million. The majority of the purchase price was recorded as goodwill and will be amortized over 20 years. The Company also acquired the customer list of a long distance reseller, also located in the United Kingdom. The purchase price was allocated to the customer base and will be amortized over 5 years.

17. SUBSEQUENT EVENTS (UNAUDITED)

INITIAL PUBLIC OFFERING

    On February 1, 1999, the Company announced that it had filed a registration statement with the Securities and Exchange Commission for an IPO of its common stock, with the number of shares and price to be determined.

                                  SCHEDULE II
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                           BALANCE AT
                                                            BEGINNING    CHARGES TO
                                                               OF        COSTS AND                    BALANCE AT END
                                                             PERIOD       EXPENSES    DEDUCTIONS(A)     OF PERIOD
                                                           -----------  ------------  --------------  --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
December 31,
1998.....................................................  $ 1,593,531  $  7,392,234  $   (4,899,663)  $  4,086,102
1997.....................................................      761,372     3,890,525      (3,058,366)     1,593,531
1996.....................................................      470,610       290,762              --        761,372

------------------------

(a) Represents write-offs, recoveries and other deductions