Form 10-Q
period 1999-03-31
DESTIA COMMUNICATIONS INC
filed 1999-05-17
CIK 1043389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20529

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-33117

                            ------------------------

                          DESTIA COMMUNICATIONS, INC.
                          (formerly Econophone, Inc.)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             11-3132722
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

              95 ROUTE 17 SOUTH, 3(RD) FLOOR, PARAMUS, N.J. 07652
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (201) 226-4500

                45 BROADWAY, 30(TH) FLOOR, NEW YORK, N.Y. 10006
          (Former address of principal executive offices)  (Zip Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                         OUTSTANDING AT APRIL 30, 1999
-----------------------------------------------  ---------------------------------
         Common Stock, $.01 par value                       20,830,267
    Non-Voting Common Stock, $.01 par value                   191,640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     1999 FIRST QUARTER REPORT ON FORM 10-Q

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                       ----------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.......................................................................           3

          Condensed Consolidated Statements of Operations--Three months ended March 31, 1998 and
            March 31, 1999 (unaudited)...............................................................           3

          Consolidated Balance Sheets--December 31, 1998 (derived from audited financial statements)
            and March 31, 1999 (unaudited)...........................................................           4

          Consolidated Statements of Cash Flows--Three months ended March 31, 1998 and March 31, 1999
            (unaudited)..............................................................................           5

          Notes to Condensed Consolidated Financial Statements (unaudited)...........................         6-7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......        8-12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..........................................................................          13

  Item 2. Changes in Securities......................................................................          13

  Item 3. Defaults Upon Senior Securities............................................................          13

  Item 4. Submission of Matters to a Vote of Security Holders........................................          13

  Item 5. Other Information..........................................................................          14

  Item 6. Exhibits and Reports on Form 8-K...........................................................          14

SIGNATURES...........................................................................................          15

PART 1. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY ECONOPHONE, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
REVENUES..................................................................................  $   41,660  $   62,619

COST OF SERVICES..........................................................................      31,456      44,370
                                                                                            ----------  ----------
  Gross profit............................................................................      10,204      18,249

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............................................      15,484      26,615

DEPRECIATION AND AMORTIZATION.............................................................       1,678       5,849
                                                                                            ----------  ----------
  Loss from operations....................................................................      (6,958)    (14,215)

INTEREST EXPENSE, net.....................................................................      (5,679)     (9,889)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS), net................................................         116         (44)
OTHER EXPENSE.............................................................................         (73)       (351)
                                                                                            ----------  ----------
  Net loss................................................................................  $  (12,594) $  (24,499)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
BASIC AND DILUTED LOSS PER SHARE..........................................................  $    (0.61) $    (1.17)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING....................      20,778      20,937
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY ECONOPHONE, INC.)

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,   MARCH 31,
                                                                                              1998         1999
                                                                                          ------------  -----------
                                                                                           (SEE NOTE)   (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................................   $  118,218    $  77,524
  Marketable securities.................................................................       21,343       25,351
  Accounts receivable, net of allowance for doubtful accounts of $4,086 and $5,276 as of
    December 31, 1998 and March 31, 1999, respectively..................................       33,351       37,764
  Prepaid expenses and other current assets.............................................        3,409        4,370
  Restricted cash and securities........................................................        9,590        4,359
                                                                                          ------------  -----------
    Total current assets................................................................      185,911      149,368

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation and amortization of $12,418 and $16,624 as of December 31, 1998 and March 31, 1999,
  respectively..........................................................................      107,249      120,271
Debt issuance costs.....................................................................       12,244       11,913
Intangibles.............................................................................       49,488       49,285
Other assets............................................................................        2,439        4,066
Restricted cash and securities..........................................................       30,877       26,094
                                                                                          ------------  -----------
    Total assets........................................................................   $  388,208    $ 360,997
                                                                                          ------------  -----------
                                                                                          ------------  -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable......................................................................   $   33,352    $  23,384
  Accrued expenses and other current liabilities........................................       31,131       40,480
  Interest accrued on Senior Notes......................................................        9,590        4,359
  Current maturities of other long-term debt............................................       16,232       16,646
  Current maturities of obligations under capital lease.................................          154          149
  Current maturities of notes payable--related party....................................          308          308
  Deferred revenue......................................................................        4,739        4,036
                                                                                          ------------  -----------
    Total current liabilities...........................................................       95,506       89,362
OTHER LONG-TERM DEBT....................................................................       37,379       34,666
OBLIGATIONS UNDER CAPITAL LEASE.........................................................          193          153
SENIOR NOTES............................................................................      343,176      348,551
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK.........................................       14,421       14,442
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock-voting, par value $.01; authorized 29,250,000 shares; 20,830,267 shares
    issued and outstanding in 1998 and 1999.............................................          208          208
  Non-Voting common stock, par value $.01; authorized 500,000 shares; 135,890 and
    151,473 shares issued and outstanding at December 31, 1998 and March 31, 1999
    respectively........................................................................            1            2
  Additional paid-in capital............................................................        6,923        7,597
  Accumulated other comprehensive loss..................................................         (856)        (721)
  Accumulated deficit...................................................................     (108,743)    (133,263)
                                                                                          ------------  -----------
    Total stockholders' equity (deficiency).............................................     (102,467)    (126,177)
                                                                                          ------------  -----------
    Total liabilities and stockholders' equity (deficiency).............................   $  388,208    $ 360,997
                                                                                          ------------  -----------
                                                                                          ------------  -----------

Note: The December 31, 1998 Balance Sheet is derived from audited financial statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY ECONOPHONE, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -----------------------
                                                                                              1998         1999
                                                                                           -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $   (12,594) $  (24,499)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................................        1,678       5,849
    Provision for doubtful accounts......................................................        1,326       1,190
    Accreted interest expense............................................................        2,672       5,375
  Changes in assets and liabilities:
    Increase in accounts receivable......................................................       (9,649)     (5,603)
    Increase in prepaid expenses and other current assets................................         (862)       (961)
    Decrease (increase) in other assets and intangibles..................................          582      (1,926)
    Increase (decrease) in accounts payable, accrued expenses and other current
      liabilities........................................................................        6,315      (5,850)
    Increase (decrease) in deferred revenue..............................................          343        (703)
                                                                                           -----------  ----------
      Net cash used in operating activities..............................................      (10,189)    (27,128)
                                                                                           -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................................................       (9,109)    (17,228)
  Net cash paid in acquisitions..........................................................      (20,980)         --
  Purchase of marketable securities--net.................................................     (170,213)     (4,008)
                                                                                           -----------  ----------
      Net cash used in investing activities..............................................     (200,302)    (21,236)
                                                                                           -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt...........................................................         (362)     (2,299)
  Repayments of capital leases...........................................................          (45)        (45)
  Repayments of notes payable--related party.............................................           (4)         --
  Proceeds from senior notes.............................................................      175,785          --
  Payment of debt issuance costs.........................................................       (7,159)         --
                                                                                           -----------  ----------
      Net cash provided by (used in) financing activities................................      168,215      (2,344)
                                                                                           -----------  ----------
Decrease in cash and cash equivalents, (including restricted cash).......................      (42,276)    (50,708)
Cash and cash equivalents, beginning of period (including restricted cash)...............      126,630     158,685
                                                                                           -----------  ----------
Cash and cash equivalents, end of period (including restricted cash).....................  $    84,354  $  107,977
                                                                                           -----------  ----------
                                                                                           -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest.............................................................................  $    11,488  $   10,875
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Accretion of preferred stock...........................................................  $        23  $       21
  Acquisition in exchange for common stock...............................................           --  $      675
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired..........................................................  $    (1,280)         --
  Goodwill...............................................................................      (20,401)         --
  Liabilities assumed....................................................................          701          --
                                                                                           -----------  ----------
      Net cash paid for acquisitions.....................................................  $   (20,980) $        0
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Destia Communications, Inc. (formerly Econophone, Inc.) ("Destia" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with Destia's audited annual consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B--CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

NOTE C--COMPREHENSIVE LOSS

    The comprehensive loss for the three months ended March 31, 1998 and 1999 includes the following components.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1999
                                                                        ----------  ----------
Net Loss..............................................................  $  (12,594) $  (24,499)
Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustments..............................          57         135
                                                                        ----------  ----------
Comprehensive Loss....................................................  $  (12,537) $  (24,364)
                                                                        ----------  ----------
                                                                        ----------  ----------

    Accumulated other comprehensive loss, (all of which relates to foreign currency translation adjustments) as of December 31, 1998 and March 31, 1999 is as follows:

                                                                        DECEMBER 31    MARCH 31
                                                                           1998          1999
                                                                       -------------  -----------
Balance at beginning of period.......................................    $    (104)    $    (856)
Translation Adjustments..............................................         (752)          135
                                                                             -----         -----
Balance at end of period.............................................    $    (856)    $    (721)
                                                                             -----         -----
                                                                             -----         -----

NOTE D--LOSS PER SHARE

    Loss per share is based on the standards of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Income available to common stockholders is calculated as

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

net income less dividends and accretion on preferred stock. There were no dividends on preferred stock in 1998 or 1999. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.

NOTE E--ACCUMULATED DEFICIT

    The change in the accumulated deficit reflects net loss for the period, as well as the accretion of preferred stock, which was approximately $23,000 and $21,000 for the quarters ended March 31, 1998 and March 31, 1999, respectively.

NOTE F--INITIAL PUBLIC OFFERING

    On February 1, 1999, the Company announced that it had filed a registration statement with the Securities and Exchange Commission (the "Commission") for an initial public offering of its common stock, par value $.01 per share ("Common Stock"), which was declared effective on May 5, 1999. On that date, the Company priced its initial public offering at $10.00 per share. 6,500,000 shares were subsequently sold, and the Company's initial public offering was consummated on May 11, 1999.

NOTE G--STOCK SPLIT

    The financial statements retroactively reflect the approximately 1.04 to 1 stock split that occurred immediately prior to the completion of the initial public offering referred to in Note F above.

NOTE H--ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

    On March 30, 1999, the Company acquired the 28% minority interest in Econophone Services GmbH (Switzerland). The entire purchase price is classified as goodwill, which is being amortized over 20 years.

NOTE I--CHANGE IN AUTHORIZED SHARES

    At the stockholders' annual meeting held on May 3, 1999, the stockholders approved an increase in the number of authorized shares of Common Stock from 29,250,000 to 72,000,000 and an increase in the number of authorized shares of preferred stock from 250,000 to 2,500,000 shares.

    In addition, the Company's Board of Directors and stockholders authorized and ratified an increase in the number of authorized shares reserved for issuance under the 1996 Flexible Incentive Plan from 4,600,000 to 5,500,000 shares. In connection with its initial public offering, the Company's Board of Directors and stockholders also authorized 6,000,000 shares to be reserved for the issuance of stock options under the Company's 1999 Flexible Incentive Plan and 500,000 shares to be reserved for issuance under the Company's Employee Stock Purchase Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with Destia's financial statements and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed by Destia pursuant to the requirements of the Securities Exchange Act of 1934. Certain of the matters discussed in this item may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of Destia for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following: (i) inaccuracies in the Company's forecasts of telecommunications traffic or customers; (ii) the rate of expansion of Destia's network and/or customer base;
(iii) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (iv) changes in the availability of transmission facilities; (v) loss of a customer or distributor that provides Destia with significant revenues; (vi) concentration of credit risk; (vii) highly competitive market conditions; (viii) currency fluctuations; (ix) changes in retail or wholesale telecommunications rates: (x) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan
L. Levy, the President and Chief Operating Officer; (xi) changes in international settlement rates; (xii) general economic conditions. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

OVERVIEW

    Destia is a facilities-based provider of domestic and international long distance telecommunications services in North America and Europe. Destia's customer base consists primarily of residential customers, commercial customers, ethnic groups and telecommunications carriers. Destia currently offers a broad portfolio of telecommunications services including international and domestic long distance, prepaid and post-paid calling cards, and wholesale transmission services.

    Destia's objective is to become a leading facilities-based provider of telecommunications services in the largest metropolitan markets in Europe and North America. The key elements of the Company's growth strategy are to: (i) focus on high margin retail business; (ii) leverage its existing network and customer support infrastructure; (iii) enhance the Destia Network and opportunistically enter new markets; (iv) expand its IP telephony capabilities; and (v) pursue strategic acquisitions and alliances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

                                                                                        QUARTER ENDED MARCH 31,
                                                                                  -----------------------------------
REVENUE                                                                             1998       1999       % CHANGE
--------------------------------------------------------------------------------  ---------  ---------  -------------

                                                                                            (IN THOUSANDS)
United States...................................................................  $  21,038  $  40,502           93%
United Kingdom..................................................................     16,038     13,235          (17)%
Continental Europe..............................................................      4,584      8,882           94%
                                                                                  ---------  ---------           --
Total...........................................................................  $  41,660  $  62,619           50%
                                                                                  ---------  ---------           --
                                                                                  ---------  ---------           --

                                                                                       QUARTER ENDED MARCH 31,
                                                                                -------------------------------------
BILLABLE MINUTES OF USE                                                            1998        1999       % CHANGE
------------------------------------------------------------------------------  ----------  ----------  -------------

                                                                                           (IN THOUSANDS)
United States.................................................................      90,647     228,826          152%
United Kingdom................................................................      60,242      94,475           57%
Continental Europe............................................................       7,837      37,870          383%
                                                                                ----------  ----------          ---
Total.........................................................................     158,726     361,171          128%
                                                                                ----------  ----------          ---
                                                                                ----------  ----------          ---

    REVENUES. Revenues for the three months ended March 31, 1999 increased 50% to $62.6 million from $41.7 million for the three months ended March 31, 1998. Billable minutes of use increased 128% to 361.2 million in the current quarter from 158.7 million in the comparable prior year's quarter. The year-to-year revenue increase was primarily attributable to strong customer growth, primarily in the United States market. Revenues from our direct dial, calling card and prepaid card products, collectively, increased 96% over the prior year's first quarter level, which more than offset the significant decline in wholesale revenues. The decline in wholesale revenues was attributable to the Company's intentional shift away from certain low margin wholesale customers in the U.K. Wholesale revenues may, however, increase in future periods. The increase in revenues resulting from the growth in billable minutes was partially offset by per-minute price reductions caused by increased competition in all of our markets.

    GROSS PROFIT. The gross profit margin of 29.1% reported for the quarter ended March 31, 1999 increased 4.6% from the 24.5% achieved in the quarter ended March 31, 1998. This improvement was primarily attributable to improved line cost management, the continued expansion of Destia's network and increased utilization of owned and leased transmission capacity, all of which contributed to lower per-minute costs. The margin improvement was also partially due to an increase in revenues derived from retail products, which have higher margins than wholesale services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 were $26.6 million, representing 42.5% of revenue, compared to $15.5 million in the first quarter of 1998, or 37.2% of revenue. The increase in SG&A expenses as a percentage of revenues during the first quarter of 1999 was primarily attributable to a lower proportion of wholesale revenues to overall revenues and an increase in staffing-related costs and marketing and promotional expenses. The increase in retail revenues as a percentage of total revenues contributed to an increase in SG&A expenses because retail revenues have higher associated selling expenses than wholesale revenues. The increase in marketing and promotional expenses was primarily the result of Destia's spending in developing marketing and sales channels in Europe, as well as increased marketing expenditures to grow the retail customer base in North America.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.8 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998.

This increase was substantially due to the continuing build-out of the Company's network in the United States, the United Kingdom and Continental Europe, the amortization of goodwill from the purchase of the VoiceNet Corporation, the minority interest in Telco Global Communications and other smaller acquisitions and the amortization of costs associated with the Company's issuance of its 11% Notes ("1998 Notes").

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $11.8 million in the first quarter of 1999 from $8.1 million in the prior year's comparable quarter. This increase was primarily attributable to the current period having a full quarter's expense for the 1998 Notes, which were issued in February 1998. Interest income decreased to $1.9 million in the first quarter of 1999 from $2.4 million in the first quarter of 1998. This decrease was primarily due to a lower level of cash and marketable securities.

    NET LOSS. The Company reported a net loss of $24.5 million for the first quarter of 1999 compared to a net loss of $12.6 million for the first quarter of 1998. The increase is primarily due to the higher level of selling, general and administrative expenses and higher debt service costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred significant operating and net losses and made substantial capital expenditures, due in large part to the start-up and development of the Company's operations and its network. The Company will continue to incur additional losses and have substantial additional capital expenditures. The Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash have primarily been the proceeds from the sale of the Company's 13 1/2% Notes issued in 1997 ("1997 Notes") and the 1998 Notes and, to a lesser extent, equipment-based financing and a $14.0 million equity investment (less fees and expenses) by Princes Gate Investors.

    At March 31, 1999, Destia had approximately $77.5 million in cash and cash equivalents and $25.4 million in marketable securities, compared to $118.2 million in cash and cash equivalents and $21.3 million in marketable securities at December 31, 1998. In addition, Destia had $30.5 million of restricted cash and securities (which will be used to pay interest expense on the 1997 Notes through July 15, 2000) as of March 31, 1999. Destia's net cash used in operating activities was $27.1 million for the three months ended March 31, 1999, and was primarily attributable to a net loss of $24.5 million, an increase in accounts receivable of $5.6 million and a decrease in accounts payable, accrued expenses and other current liabilities of $5.8 million, partially offset by accreted interest expense of $5.4 million and depreciation and amortization of $5.8 million. Net cash used in investing activities of $21.2 million for the three months ended March 31, 1999 was attributable to investments made primarily in switching and other telecommunications equipment and to a lesser extent, the purchase of marketable securities. Net cash used in financing activities of $2.3 million was primarily related to repayments of long-term debt.

    Destia currently expects capital expenditures during 1999 to be below $100 million, of which $17.2 million was expended during the first three months of 1999. These investments will be made principally to support the continued growth of Destia's network, including the purchase of telecommunications equipment and the purchase of additional transatlantic capacity on a long term basis, as well as the continued development of Destia's back office capabilities, including its management information and network management systems.

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

    The Company continually evaluates business opportunities, including potential acquisitions, and engages in discussions with potential acquisition candidates. The Company will seek to acquire or align itself with complementary companies that (1) offer attractive opportunities in new geographic markets (with an emphasis on continental Europe), (2) have an established customer base or (3) have innovative telecommunications services or technologies (such as data transmission and wireless or Internet services). One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. While the Company has, from time to time, had discussions with other telecommunications companies, it has no agreements in place other than those previously disclosed.

    On January 29, 1999, the Company filed a preliminary Registration Statement on Form S-1 ("Registration Statement") with the Commission to register its Common Stock in connection with an initial public offering, which was declared effective on May 5, 1999. On that date, the Company priced its initial public offering at $10.00 per share. 6,500,000 shares were subsequently sold, and the initial public offering was consummated on May 11, 1999.

    FOREIGN CURRENCY EXPOSURE

    Destia is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Destia bills in local currency, while transmission costs are largely incurred in U.S. dollars and interest expense on the 1997 Notes and 1998 Notes is in U.S. dollars. For the first three months of 1998 and 1999, approximately 49% and 34%, respectively, of Destia's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Deutsche marks, Swiss francs and Belgian francs. The effect of these fluctuations on Destia's revenues for the three months ended March 31, 1998 and 1999 was immaterial. As Destia expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Destia, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Destia does not use derivative financial instruments for speculative purposes. At March 31, 1998 and 1999, Destia had no open foreign currency hedging positions.

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

    In addition to assessing its own systems, the Company recently has retained a consulting firm to assist it in conducting an external review of its significant customers, suppliers and other third parties with which it does business, including significant equipment and system providers and telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular, the Company may experience problems to the extent that other telecommunications carriers are not Year 2000 compliant. The Company anticipates that this external review and related third party review will be substantially completed by September 30, 1999. The Company's ability to determine the status of these third parties and to address issues relating to the Year 2000 issues is limited. There is no assurance that these third parties will achieve full Year 2000 compliance before the end of 1999.

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

    The Company estimates the total cost for resolving its Year 2000 issues to be approximately $2.0 million, of which approximately $1.0 million has been spent through March 31, 1999, with the majority of expenditures expected to be incurred in the first two quarters of 1999 in connection with upgrades of its Northern Telecom switches. This estimate includes the accelerated cost of replacing systems that are not Year 2000 compliant. Actual costs may, however, differ materially.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In February 1999 the Company's interconnection agreement in Germany with Deutsche Telekom expired. Deutsche Telekom, as a market-dominating operator, is nevertheless obligated to grant the Company access to Deutsche Telekom's network. Certain aspects of this required access may be determined by the German regulatory authority ("RegTP"). On February 25, 1999, the Company initiated legal action through its German subsidiary requesting the RegTP to issue a preliminary and final order to ensure continued interconnection between Destia and Deutsche Telekom on commercially reasonable terms. On May 6, 1999, the RegTP issued a ruling favorable to the Company.

ITEM 2. CHANGES IN SECURITIES

    At the annual stockholders' meeting held on May 3, 1999, the stockholders approved an amended and restated certificate of incorporation of the Company and amended and restated bylaws. These modifications affect the holders of the Common Stock.

    Pursuant to the stockholders' approval, the following material changes to the Company's certificate of incorporation and other changes were effected: (i) the number of authorized shares of Common Stock was increased from 29,250,000 to 72,000,000; (ii) the number of authorized shares of preferred stock was increased from 250,000 to 2,500,000; (iii) a stock split of 1.038916026 shares of Common Stock for every 1.0 shares was authorized to be completed upon consummation of the Company's initial public offering; (iv) at least 80% of the Company's stockholders must approve a material modification to the Company's bylaws; (v) action by written consent may not be taken at a stockholders' meeting unless approved by 66 2/3% of the Company's stockholders.

    The following material changes to the Company's bylaws were effected: (i) special meetings may be called only by the Board of Directors, the Chairman or the President of the Company; (ii) notice of stockholder meetings must be mailed between 10 and 60 days prior to such meeting; (iii) the size of the Board of Directors was increased to six directors; (iv) directors may be removed only for cause; (v) vacancies on the Board of Directors may be filled only by vote of a majority of Directors; (vi) stockholder proposals for an annual stockholders' meeting must be received by the Company at least 120 days prior to such annual meeting; and (vii) at least 80% of the Company's stockholders must approve a material modification to the Company's bylaws.

    This summary description does not purport to be complete and is qualified in its entirety by reference to the Certificate of Incorporation and Bylaws of the Company previously filed as exhibits to Amendment No.3 to the Company's Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 3, 1999, the Company held its annual stockholders' meeting during which all actions were taken by written consent.

    The stockholders took the following action as well as certain other actions:
(i) adoption of the Company's 1999 Flexible Incentive Plan; (ii) adoption of the Company's Employee Stock Purchase Plan; (iii) approval of an increase in the number of authorized shares of Common Stock reserved for the issuance of stock options under the 1996 Flexible Incentive Plan from 4,600,000 to 5,500,000 shares; (iv) approval of the Company's amended and restated certificate of incorporation and bylaws as described in Item 2 above; (v) ratification of the transfer of certain operating assets from the Company to a wholly owned operating subsidiary as of January 1, 1999; (vi) appointment of the Company's independent certified public accountants until the next annual meeting; and (vii) re-election of the Company's existing Board of Directors of the Company to serve until the next annual meeting.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--Exhibit 27.1 Financial Data Schedule.

    (b) The Company filed reports on Form 8-K on February 2, 1999, February 18, 1999 and April 20, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DESTIA COMMUNICATIONS, INC.
                                (registrant)

Date: May 17, 1999              By:               /s/ ALAN L. LEVY
                                       --------------------------------------
                                Name: Alan L. Levy
                                Title: President and Chief Operating Officer

Date: May 17, 1999              By:            /s/ PHILLIP J. STORIN
                                       --------------------------------------
                                Name: Phillip J. Storin
                                Title: Senior Vice President and Chief Financial
                                     Officer