Form 10-Q
period 1999-06-30
DESTIA COMMUNICATIONS INC
filed 1999-08-13
CIK 1043389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20529

                            ------------------------

                                   FORM 10-Q

     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 333-33117

                          DESTIA COMMUNICATIONS, INC.
                          (FORMERLY ECONOPHONE, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      11-3132722
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
 95 ROUTE 17 SOUTH, 3RD FLOOR, PARAMUS, N.J.                       07652
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (201) 226-4500
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

   45 BROADWAY, 30TH FLOOR, NEW YORK, N.Y.
   (FORMER ADDRESS OF PRINCIPAL EXECUTIVE                          10006
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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT JULY 31, 1999
                  -----                       ----------------------------
      Common Stock, $.01 par value                     31,177,012
 Non-voting Common Stock, $.01 par value                 103,642

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                    1999 SECOND QUARTER REPORT ON FORM 10-Q

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Statements of Operations -- Three and
                     Six months ended June 30, 1998 and June 30, 1999
                     (unaudited)...............................................       2
                   Consolidated Balance Sheets -- December 31, 1998 (derived
                     from audited financial statements) and June 30, 1999
                     (unaudited)...............................................       3
                   Consolidated Statements of Cash Flows -- Six months ended
                     June 30, 1998 and June 30, 1999 (unaudited)...............       4
                   Notes to Condensed Consolidated Financial Statements
                     (unaudited)...............................................     5-7
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................    8-13
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      14
          Item 2.  Changes in Securities.......................................      14
          Item 3.  Defaults Upon Senior Securities.............................      14
          Item 4.  Submission of Matters to a Vote of Security Holders.........      14
          Item 5.  Other Information...........................................      15
          Item 6.  Exhibits and Reports on Form 8-K............................      15
SIGNATURES.....................................................................      16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               ----------------------    ---------------------
                                                 1998         1999         1998         1999
                                               ---------    ---------    ---------    --------
REVENUES.....................................  $  48,754    $  75,971    $  90,414    $138,590
COST OF SERVICES.............................     35,585       54,367       67,041      98,737
                                               ---------    ---------    ---------    --------
     Gross profit............................     13,169       21,604       23,373      39,853
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...................................     19,272       29,911       34,756      56,526
DEPRECIATION AND AMORTIZATION................      2,424        6,915        4,102      12,764
                                               ---------    ---------    ---------    --------
     Loss from operations....................     (8,527)     (15,222)     (15,485)    (29,437)

INTEREST EXPENSE, net........................     (6,597)      (9,640)     (12,276)    (19,529)
FOREIGN CURRENCY EXCHANGE (LOSS) GAIN, net...         (2)           7          114         (37)
OTHER EXPENSE, net...........................       (196)        (356)        (269)       (706)
                                               ---------    ---------    ---------    --------
     Net loss................................  $ (15,322)   $ (25,211)   $ (27,916)   $(49,709)
                                               =========    =========    =========    ========
BASIC AND DILUTED LOSS PER SHARE.............  $   (0.74)   $   (0.93)   $   (1.34)   $  (2.07)
                                               =========    =========    =========    ========
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
  COMMON SHARES OUTSTANDING..................     20,778       27,239       20,778      24,028
                                               =========    =========    =========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    -----------
                                                               (SEE NOTE)     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 118,218       $ 118,844
  Marketable securities.....................................      21,343              --
  Accounts receivable, net of allowance for doubtful
     accounts of $4,086 and $5,523, respectively............      33,351          46,447
  Prepaid expenses and other current assets.................       3,409           6,045
  Restricted cash and securities............................       9,590           9,591
                                                               ---------       ---------
     Total current assets...................................     185,911         180,927
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
  accumulated depreciation and amortization of $12,418 and
  $21,878 at December 31, 1998 and June 30, 1999,
  respectively..............................................     107,249         132,375
Debt issuance costs.........................................      12,244          11,576
Intangibles.................................................      49,488          50,809
Other assets................................................       2,439           4,263
Restricted cash and securities..............................      30,877          21,458
                                                               ---------       ---------
     Total assets...........................................   $ 388,208       $ 401,408
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................   $  33,352       $  34,543
  Accrued expenses and other current liabilities............      31,131          39,224
  Interest accrued on Senior Notes..........................       9,590           9,591
  Current maturities of other long-term debt................      16,232           9,487
  Current maturities of obligations under capital lease.....         154             590
  Current maturities of notes payable -- related party......         308              --
  Deferred revenue..........................................       4,739           4,834
                                                               ---------       ---------
     Total current liabilities..............................      95,506          98,269
OTHER LONG-TERM DEBT........................................      37,379          25,725
OBLIGATIONS UNDER CAPITAL LEASE.............................         193             946
SENIOR NOTES................................................     343,176         354,066
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK.............      14,421              --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Voting common stock, par value $.01; 29,250,000 and
     72,000,000 shares authorized at December 31, 1998 and
     June 30, 1999, respectively; 20,778,321 and 31,119,397
     shares issued and outstanding at December 31, 1998 and
     June 30, 1999, respectively............................         208             311
  Non-voting common stock, par value $.01; 500,000 shares
     authorized; 135,890 and 95,331 shares issued and
     outstanding at December 31, 1998 and June 30, 1999,
     respectively...........................................           1               1
  Additional paid-in capital................................       6,923          81,346
  Accumulated other comprehensive loss......................        (856)         (1,003)
  Accumulated deficit.......................................    (108,743)       (158,253)
                                                               ---------       ---------
     Total stockholders' equity (deficit)...................    (102,467)        (77,598)
                                                               ---------       ---------
     Total liabilities and stockholders' equity (deficit)...   $ 388,208       $ 401,408
                                                               =========       =========

NOTE: The December 31, 1998 Balance Sheet is derived from audited financial statements.

The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1998           1999
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (27,916)     $(49,709)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       4,102        12,764
     Provision for doubtful accounts........................       3,244         1,437
     Accreted interest expense..............................       7,645        10,890
  Changes in assets and liabilities:
     Increase in accounts receivable........................     (15,739)      (13,734)
     Increase in prepaid expenses and other current
      assets................................................      (2,769)       (2,085)
     Decrease (increase) in other assets....................         501        (2,601)
     Increase in accounts payable, accrued expenses and
      other current liabilities.............................      20,646         7,370
     Increase in deferred revenue...........................       1,515            95
                                                               ---------      --------
       Net cash used in operating activities................      (8,771)      (35,573)
                                                               ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (35,645)      (32,983)
  Net cash paid in acquisitions.............................     (20,980)       (2,255)
  (Purchase) sale of marketable securities -- net...........    (134,956)       21,343
                                                               ---------      --------
       Net cash used in investing activities................    (191,581)      (13,895)
                                                               ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................          --        59,000
  Net proceeds from exercise of stock options...............          --           532
  Proceeds from long-term debt..............................         922            --
  Repayments of long-term debt..............................        (984)      (18,399)
  Repayments of capital leases..............................         (92)         (149)
  Repayments of notes payable -- related party..............          (7)         (308)
  Proceeds from senior notes................................     175,785            --
  Payment of debt issuance costs............................      (7,159)           --
                                                               ---------      --------
       Net cash provided by financing activities............     168,465        40,676
                                                               ---------      --------
Decrease in cash and cash equivalents, (including restricted
  cash).....................................................     (31,887)       (8,792)
Cash and cash equivalents, beginning of period (including
  restricted cash)..........................................     126,629       158,685
                                                               ---------      --------
Cash and cash equivalents, end of period (including
  restricted cash)..........................................   $  94,742      $149,893
                                                               =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................   $  11,710      $ 11,854
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Accretion of preferred stock..............................   $      46      $     --
  Capital leases executed...................................          --         1,338
  Acquisition in exchange for common stock..................          --           675
  Conversion of preferred stock into common stock...........          --        14,421
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired.............................      (1,068)       (1,615)
  Goodwill..................................................     (20,613)       (2,555)
  Liabilities assumed.......................................         701         1,915
                                                               ---------      --------
       Net cash paid for acquisitions.......................   $ (20,980)     $ (2,255)
                                                               =========      ========

The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Destia Communications, Inc. (formerly Econophone, Inc.) ("Destia" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is suggested that these financial statements be read in conjunction with Destia's audited annual consolidated financial statements.

NOTE B -- CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

NOTE C -- COMPREHENSIVE LOSS

     The comprehensive loss for the three months ended June 30, 1998 and 1999 includes the following components:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Net Loss....................................................  $(15,322)   $(25,211)
Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustments....................      (313)       (282)
                                                              --------    --------
Comprehensive Loss..........................................  $(15,635)   $(25,493)
                                                              ========    ========

     Accumulated other comprehensive loss, (all of which relates to foreign currency translation adjustments) as of December 31, 1998 and June 30, 1999 is as follows:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------    --------
Balance at beginning of period..............................     $(104)       $  (856)
Translation Adjustments.....................................      (752)          (147)
                                                                 -----        -------
Balance at end of period....................................     $(856)       $(1,003)
                                                                 =====        =======

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE D -- LOSS PER SHARE

     Loss per share is based on the standards of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding has been calculated to reflect additional issuances of shares of common stock during the second quarter (including shares of common stock issued as a result of the exercise of warrants or options or the conversion of shares of restricted non-voting common stock or preferred stock). A total of 6,500,000 shares of common stock were issued in connection with Destia's initial public offering in May ("IPO") and, upon consummation of the IPO, shares of preferred stock automatically converted into 3,553,821 shares of common stock. If these shares had been included for the entire second quarter, the weighted average shares outstanding as of June 30, 1999 would have been 31,214,728 shares of common stock. Loss available to common stockholders is calculated as net loss reduced by accretion on preferred stock. Upon the conversion of preferred stock at the IPO, accretion of preferred stock ceased, and the accumulated accretion to date was converted to additional paid-in capital (see Note E). Diluted EPS has not been presented separately since the inclusion of outstanding options and warrants would be antidilutive.

NOTE E -- ACCUMULATED DEFICIT

     The change in the accumulated deficit reflects net loss for the period, which is offset by the reclassification, as a result of the IPO, of the preferred stock accretion, in the amount of approximately $199,000, from the accumulated deficit to additional paid-in capital. At the IPO, the preferred stock automatically converted to common stock. Prior to May, 1999 accretion of preferred stock was recorded within the accumulated deficit.

NOTE F -- INITIAL PUBLIC OFFERING

     On May 11, 1999, the Company completed an initial public offering of 6,500,000 shares of its common stock, par value $.01 per share ("Common Stock"), which was priced at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and expenses) were approximately $59.0 million.

     The Company intends to use the net proceeds from the offering to expand its sales and marketing activities and to make capital expenditures, particularly in Europe, as well as to fund working capital and general corporate purposes, including to fund losses. Upon consummation of the IPO, all outstanding shares of Preferred Stock were converted into Common Stock and the following material changes to the Company's certificate of incorporation were effected: (i) the number of authorized shares of Common Stock was increased from 29,250,000 to 72,000,000; (ii) the number of authorized shares of preferred stock was increased from 250,000 to 2,500,000; and (iii) a stock split of 1.04 shares of Common Stock for every 1.0 shares was completed.

NOTE G -- ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

     On March 30, 1999, the Company acquired the 28% minority interest in Econophone Services GmbH (Switzerland). The entire purchase price is classified as goodwill, which is being amortized over 20 years.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE H -- GEOGRAPHIC INFORMATION

     In accordance with quarterly reporting requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the following revenue by segment information is shown for the three-month and six-month periods ended June 30, 1998 and June 30, 1999.

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

                                                         THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                         1998       1999      % CHANGE
                                                        -------    -------    --------
                                                          (IN THOUSANDS)
Revenue
North America.........................................  $26,007    $46,174       78%
United Kingdom........................................   17,849     18,524        4%
Continental Europe....................................    4,898     11,273      130%
                                                        -------    -------      ---
Total.................................................  $48,754    $75,971       56%
                                                        =======    =======      ===

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

                                                          SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------
                                                        1998        1999      % CHANGE
                                                       -------    --------    --------
                                                         (IN THOUSANDS)
Revenue
North America........................................  $47,045    $ 86,677       84%
United Kingdom.......................................   33,887      31,759       (6)%
Continental Europe...................................    9,482      20,154      113%
                                                       -------    --------      ---
Total................................................  $90,414    $138,590       53%
                                                       =======    ========      ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Destia's financial statements and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed by Destia pursuant to the requirements of the Securities Exchange Act of 1934. Certain of the matters discussed in this item may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of Destia for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following: (i) inaccuracies in the Company's forecasts of telecommunications traffic or customers; (ii) the rate of expansion of Destia's network and/or customer base;
(iii) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (iv) changes in the availability of transmission facilities; (v) loss of a customer or distributor that provides Destia with significant revenues; (vi) concentration of credit risk; (vii) highly competitive market conditions; (viii) currency fluctuations; (ix) changes in retail or wholesale telecommunications rates; (x) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan
L. Levy, the President and Chief Operating Officer; (xi) changes in international settlement rates; (xii) general economic conditions. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

OVERVIEW

     Destia is a facilities-based provider of domestic and international telecommunications services in North America and nine countries in Europe. Destia provides its end users with a variety of retail telecommunications services, including international and domestic long distance, calling card and prepaid card services, carrier wholesale transmission services and Internet access.

     Destia's objective is to become a leading facilities-based provider of integrated telecommunications services to end users in the largest metropolitan markets in Europe and North America. The key elements of the Company's growth strategy are: (i) focus on high margin end user business; (ii) leverage its existing network and customer support infrastructure; (iii) enhance its network and opportunistically enter new markets; (iv) expand its service offerings; and
(v) pursue strategic acquisitions and alliances.

     On May 11, 1999, the Company completed an initial public offering of 6,500,000 shares of its common stock, par value $.01 per share ("Common Stock"), which was priced at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and offering related expenses) were approximately $59.0 million.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

                                                         THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                         1998       1999      % CHANGE
                                                        -------    -------    --------
                                                          (IN THOUSANDS)
Revenue
North America.........................................  $26,007    $46,174        78%
United Kingdom........................................   17,849     18,524         4%
Continental Europe....................................    4,898     11,273       130%
                                                        -------    -------      ----
Total.................................................  $48,754    $75,971        56%
                                                        =======    =======      ====

                                                         THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                         1998       1999      % CHANGE
                                                        -------    -------    --------
                                                          (IN THOUSANDS)
Billable minutes of use
North America.........................................  121,653    295,735      143%
United Kingdom........................................   80,324    113,649       41%
Continental Europe....................................    9,468     62,657      562%
                                                        -------    -------      ---
Total.................................................  211,445    472,041      123%
                                                        =======    =======      ===

     Revenues. Revenues for the three months ended June 30, 1999 increased 56% to $76.0 million from $48.8 million for the three months ended June 30, 1998. Billable minutes of use increased 123% to 472.0 million in the current quarter from 211.4 million in the comparable quarter of the prior year. The number of customers serviced by the Company increased 110% to approximately 490,000 at June 30, 1999 from approximately 234,000 at June 30, 1998. The year-to-year revenue increase was primarily attributable to strong retail customer growth in all of our geographic markets. Retail revenues in the second quarter of 1999 increased 91% over the comparable period of 1998. Wholesale revenues in the second quarter of 1999 as compared to the second quarter of 1998 declined significantly and represented approximately 12% of consolidated revenues in the second quarter of 1999, compared to 28% in the second quarter of 1998. The 4% revenue growth rate reported for the U.K. from the second quarter of 1998 to the comparable period of 1999 was negatively impacted by an $11.0 million reduction in wholesale revenues. The reduction of wholesale revenue was the result of the Company's intentional shift away from certain low margin wholesale customers. The increase in billable minutes as a percentage of overall revenue reflects changes in the Company's product mix, the impact of deregulation in the Company's continental European markets and increased competition in all of the Company's markets.

     Gross profit. Gross margins improved from 27.0% in the second quarter of 1998 to 28.4% in the second quarter of 1999 primarily as a result of the growth in retail revenues supported by the continued expansion of Destia's network, increased utilization of owned and leased transmission capacity and improved global routing, all of which contributed to lower per-minute costs. The margin improvement was also partially due to an increase in revenues derived from retail products, which have higher gross margins than wholesale services.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 were $29.9 million, representing 39.4% of revenue, compared to $19.3 million in the second quarter of 1998, or 39.5% of revenue. The increase in overall SG&A expense levels was primarily attributable to the increased scale of the Company's operations resulting from the expansion of its business, which contributed to increased staffing-related costs and marketing and promotional expenses. The increase in marketing and promotional expenses was primarily the result of Destia's spending in developing marketing and sales channels in Europe, as well as increased marketing expenditures to grow the retail customer base in North America. SG&A as a percentage of revenue remained virtually the same despite the significant increase in retail revenues which have higher associated selling, marketing and administrative expenses than wholesale revenues.

     Depreciation and amortization. Depreciation and amortization expenses increased to $6.9 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998. This increase was substantially due to the continuing build-out of the Company's network in North America, the United Kingdom and Continental Europe.

     Interest expense and interest income. Interest expense increased to $11.5 million in the second quarter of 1999 from $10.4 million in the comparable quarter of the prior year. This increase was primarily attributable to higher interest expense incurred on the 11% Notes issued in February 1998 (the "1998 Notes"), due to the accretion of the principal balance, as well as interest expense incurred related to additional borrowings to finance the cost to acquire switches and other telecommunications equipment and IRUs. Interest income decreased to $1.9 million in the second quarter of 1999 from $3.8 million in the second quarter of 1998, primarily due to lower levels of cash and marketable securities.

     Net loss. The Company reported a net loss of $25.2 million for the second quarter of 1999 compared to a net loss of $15.3 million for the second quarter of 1998. The increase in net loss reflects the increased SG&A expenses associated with the development of the Company's sales and marketing channels and the build out of its customer and network support infrastructure, as well as increased depreciation and amortization expenses.

RESULTS OF OPERATIONS

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

                                                          SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------
                                                        1998        1999      % CHANGE
                                                       -------    --------    --------
                                                         (IN THOUSANDS)
Revenue
North America........................................  $47,045    $ 86,677        84%
United Kingdom.......................................   33,887      31,759        (6)%
Continental Europe...................................    9,482      20,154       113%
                                                       -------    --------      ----
Total................................................  $90,414    $138,590        53%
                                                       =======    ========      ====

                                                          SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                         1998       1999      % CHANGE
                                                        -------    -------    --------
                                                          (IN THOUSANDS)
Billable minutes of use
North America.........................................  212,300    524,561      147%
United Kingdom........................................  140,566    208,124       48%
Continental Europe....................................   17,305    100,527      481%
                                                        -------    -------      ---
Total.................................................  370,171    833,212      125%
                                                        =======    =======      ===

     Revenues. Revenues for the six months ended June 30, 1999 increased 53% to $138.6 million from $90.4 million for the six months ended June 30, 1998. Billable minutes of use increased 125% to 833.2 million in the current six-month period from 370.2 million in the comparable six-month period of the prior year. The year-to-year revenue increase was primarily attributable to strong retail customer growth in all of our geographic markets. Retail revenues in the first six months of 1999 increased 93% over the prior year six-month period. Wholesale revenues in the first six months of 1999 as compared to the first six months of 1998 declined significantly over this period and represented approximately 10% of consolidated revenues in the first half of 1999 compared to 29% in the first half of 1998. The increase in billable minutes as a percentage of overall revenue reflects changes in the Company's product mix, the impact of deregulation in the Company's continental European markets and increased competition in all of the Company's markets.

     Gross profit. The gross profit margin of 28.8% reported for the six months ended June 30, 1999 increased 2.9% from the 25.9% achieved in the six months ended June 30, 1998 as a result of the growth in retail revenues supported by the continued expansion of Destia's network, increased utilization of owned and leased transmission capacity and improved global routing, all of which contributed to lower per-minute costs. The margin improvement was also partially due to an increase in revenues derived from retail products, which have higher gross margins than wholesale services.

     Selling, general and administrative expenses. SG&A expenses increased 63% from $34.8 million for the first six months of 1998 to $56.5 million for the first six months of 1999. SG&A expenses as a percentage of revenues increased to 40.8% in the 1999 six-month period from 38.4% in the comparable period of the prior year. This increase was primarily attributable both to an increase in retail revenues (which have higher associated selling, marketing and administrative expenses) as a percentage of overall revenues and to the increased scale of the Company's operations resulting from the expansion of its business, which contributed to increased staffing-related costs and marketing and promotional expenses. The increase in marketing and promotional expenses was primarily the result of Destia's spending in developing marketing and sales channels in Europe, as well as increased marketing expenditures to grow the retail customer base in North America.

     Depreciation and amortization. Depreciation and amortization expenses increased to $12.8 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. This increase was substantially due to the continuing build-out of the Company's network in North America, the United Kingdom and continental Europe.

     Interest expense and interest income. Interest expense increased to $23.4 million for the first half of 1999 from $18.5 million in the prior year comparable period. This increase was primarily attributable to higher interest expense incurred on the 1998 Notes due to the accretion of the principal balance, as well as interest expense incurred related to borrowings to finance the cost to acquire switches and other telecommunications equipment and IRUs. Interest income decreased to $3.9 million in the first half of 1999 from $6.2 million in the first half of 1998, primarily due to lower levels of cash and marketable securities.

     Net loss. The Company reported a net loss of $49.7 million for the first half of 1999 compared to a net loss of $27.9 million for the first half of 1998. The increase in net loss reflects the increased SG&A expenses associated with the development of the Company's sales and marketing channels and the build out of its customer and network support infrastructure, as well as increased depreciation and amortization expenses and a higher level of net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses and made substantial capital expenditures, due in large part to the start-up and development of the Company's operations and its network. The Company will continue to incur additional losses and have substantial additional capital expenditures. The Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash have primarily been the proceeds from the Company's IPO in May of 1999, the issuance in 1997 of the Company's 13 1/2% Notes (the "1997 Notes"), the issuance of the 1998 Notes and, to a lesser extent, equipment-based financing and an equity investment in preferred stock of the Company by Princes Gate Investors.

     At June 30, 1999, Destia had approximately $118.8 million in unrestricted cash, cash equivalents and marketable securities, compared to $139.6 million in cash, cash equivalents and marketable securities at December 31, 1998. In addition, Destia had $31.0 million of restricted cash and securities (which will be used to pay interest expense on the 1997 Notes through July 15, 2000) as of June 30, 1999. Destia's net cash used in operating activities was $35.6 million for the six months ended June 30, 1999, and was primarily attributable to a net loss of $49.7 million, an increase in accounts receivable of $13.7 million and a decrease in accounts payable, accrued expenses and other current liabilities of $7.4 million, partially offset by accreted interest expense of $10.9 million and depreciation and amortization expense of $12.8 million. Net cash used in investing activities of $13.9 million for the six months ended June 30, 1999 was attributable to investments made primarily in switches and other telecommunications equipment, partially offset by the sale of marketable securities of $21.3 million. Net cash provided by financing activities of $40.7 million was primarily related to the net proceeds from the sale of Common Stock of approximately $59.0 million partially offset by repayments of long-term debt of $18.4 million.

     Destia currently expects capital expenditures during 1999 to be below $100 million, of which $33.0 million was expended during the first six months of 1999. These investments will be made principally to support the continued growth of Destia's network, including the purchase of telecommunications equipment and the purchase of additional network capacity, as well as the continued development of Destia's back office capabilities, including its management information and network management systems.

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

     The Company continually evaluates business opportunities, including potential acquisitions, and engages in discussions with potential acquisition candidates. In June 1999, the Company purchased Wavetech Ltd., a reseller of wireless telecommunications in the United Kingdom. The Company will seek to acquire or align itself with complementary companies that (1) offer attractive opportunities in new geographic markets (with an emphasis on continental Europe), (2) have an established customer base or (3) have innovative telecommunications services or technologies (such as data transmission and wireless or Internet services). One or more of such acquisitions could result in a substantial change in the Company's operations and financial condition. The success of the Company's acquisition activities will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses.

     On May 11, 1999, the Company completed an initial public offering of 6,500,000 shares of its common stock, par value $.01 per share ("Common Stock"), which was priced at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and other expenses related to the offering) were approximately $59.0 million.

  Foreign Currency Exposure

     Destia is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Destia bills its end users in their local currency, while major portions of its transmission costs are incurred in U.S. dollars, and interest expense on the 1997 and 1998 Notes is in U.S. dollars. For the first six months of 1998 and 1999, approximately 46% and 37%, respectively, of Destia's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Belgian francs, German marks and Swiss francs. As Destia expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Destia, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Destia does not use derivative financial instruments for speculative purposes. At June 30, 1998 and 1999, Destia had no open foreign currency hedging positions.

  New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use software, dividing the development into three stages: (1) the preliminary project stage, during which conceptual formulation and evaluation of alternatives takes place, (2) the application development stage, during which design, coding, installation and testing takes place and (3) the operations stage during which training and maintenance takes place. Costs incurred during the application development stage are capitalized; all other costs are expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted the provisions of SOP 98-1, and it has not had a material effect on the Company's results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted the provisions of SOP 98-5 and it has not had a material effect on its results of operations.

  Year 2000 Compliance

     The Company is engaged in an ongoing process of assessing its exposure to the Year 2000 issue -- the potential problems arising from computer systems that were designed to use two digits, rather than four, to specify the year. The Company has formed a project team (consisting of representatives from its information technology, finance, business development, product development, sales, marketing and legal departments) to address internal and external Year 2000 issues. By December 31, 1998, the Company had completed its internal review of its financial and other computer systems (which include switching, billing and other platforms) to assess Year 2000 issues. Based on this review, the Company believes that the amount of work and expense required to address Year 2000 issues relating to its internal systems will not be material. The Company has upgraded certain of its Northern Telecom switches to make them and their related software Year 2000 compliant. The Company had completed this upgrade as of June 30, 1999 at a cost of approximately $1.3 million. In addition, the Company may be required to modify some of its other existing software. The Company estimates that it will have updated all of its significant internal systems to make them Year 2000 compliant and will have begun testing during the third quarter of 1999.

     In addition to assessing its own systems, the Company has retained a consulting firm to assist it in conducting an external review of its significant customers, suppliers and other third parties with which it does business, including significant equipment and system providers and telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact that a lack or preparedness on such parties' behalf may have on the Company. In particular, the Company may experience problems to the extent that other telecommunications carriers are not Year 2000 compliant. The Company anticipates that this external review of the Company and related third parties will be substantially completed by September 30, 1999. The Company's ability to determine the status of these third parties' ability to address issues relating to Year 2000 issues is limited and there is no assurance that these third parties will achieve full Year 2000 compliance before the end of 1999.

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

     The Company estimates the total cost for resolving its Year 2000 issues to be approximately $2.0 million, of which approximately $1.4 million has been spent through June 30, 1999, with the majority of the expenditures incurred in the first two quarters of 1999 related to upgrades of its Northern Telecom switches. In addition, the Company spent approximately $100,000 for consultant costs through June 30, 1999. The Company's overall estimate of Year 2000-related expenses includes the accelerated cost of replacing systems that are not Year 2000 compliant. Actual costs may, however, differ materially.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation that arises in the normal course of business. The Company is not presently a party to any litigation that it believes would reasonably be expected to have a material adverse effect on its business or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     At the annual stockholders' meeting held on May 3, 1999, the stockholders approved an amended and restated certificate of incorporation of the Company and amended and restated bylaws. These modifications affect the holders of the Common Stock.

     Pursuant to the stockholders' approval, the following material changes to the Company's certificate of incorporation and other changes were effected: (i) the number of authorized shares of Common Stock was increased from 29,250,000 to 72,000,000; (ii) the number of authorized shares of preferred stock was increased from 250,000 to 2,500,000; (iii) a stock split of 1.038916026 shares of Common Stock for every 1.0 shares was authorized to be completed upon consummation of the Company's IPO; (iv) at least 80% of the Company's stockholders must approve a material modification to the Company's bylaws; (v) action by written consent may not be taken at a stockholders' meeting unless approved by 66 2/3% of the Company's stockholders.

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

     This summary description does not purport to be complete and is qualified in its entirety by reference to the Certificate of Incorporation and Bylaws of the Company previously filed with the Securities and Exchange Commission by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 3, 1999, the Company held its annual stockholders meeting during which all actions were taken by written consent.

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

ITEM 5.  OTHER INFORMATION

     On August 3, 1999, the Company filed two registration statements on Form S-8 with the Securities and Exchange Commission in order to register shares of its Common Stock in connection with employee-related stock plans. The Company registered 6,000,000 shares of Common Stock reserved for issuance of stock options under its 1999 Flexible Incentive Plan and 500,000 shares of Common Stock reserved for issuance under its Employee Stock Purchase Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- Exhibit 27.1 Financial Data Schedule.

     (b) The Company filed a report on Form 8-K on April 20, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DESTIA COMMUNICATIONS, INC.
                                          (registrant)

Date: August 13, 1999                     By /s/      ALAN L. LEVY

                                            ------------------------------------
                                            Name: Alan L. Levy
                                            Title: President and Chief Operating
                                                   Officer

Date: August 13, 1999                     By /s/    PHILLIP J. STORIN

                                            ------------------------------------
                                            Name: Phillip J. Storin
                                            Title: Senior Vice President and
                                               Chief Financial Officer