Form 10-Q
period 1999-09-30
DESTIA COMMUNICATIONS INC
filed 1999-11-15
CIK 1043389

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20529

                                   ----------

                                    FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

             FOR THE TRANSITION PERIOD FROM__________ TO__________

                         COMMISSION FILE NUMBER 0-25961

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

                                   YES   X    NO
                                       ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS               OUTSTANDING AT OCTOBER 31, 1999
                  -----               --------------------------------
      Common Stock, $.01 par value               31,564,341
 Non-voting Common Stock, $.01 par value           109,598

================================================================================

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     1999 THIRD QUARTER REPORT ON FORM 10-Q

                                      INDEX



                                                                                                        PAGE NO.
                                                                                                        -------

 PART I.         FINANCIAL INFORMATION
                 Item 1.     Financial Statements
                             Condensed Consolidated Statements of Operations -- Three
                               and Nine months ended September 30, 1998 and
                               September 30, 1999 (unaudited)..........................................     3
                             Consolidated Balance Sheets -- December 31, 1998
                               (derived from audited financial statements) and
                               September 30, 1999 (unaudited)..........................................     4
                             Consolidated  Statements of Cash Flows -- Nine
                                months ended September 30, 1998 and
                                September 30, 1999 (unaudited).........................................     5
                             Notes to Condensed Consolidated Financial Statements
                                (unaudited)............................................................   6-8
                 Item 2.     Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.....................................  9-14
 PART II.        OTHER INFORMATION
                 Item 1.   Legal Proceedings............................................................   15
                 Item 2.   Changes in Securities........................................................   15
                 Item 5.   Other Information............................................................   15
                 Item 6.   Exhibits and Reports on Form 8-K.............................................   15
 SIGNATURES.............................................................................................   17


PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                  Three Months Ended September 30,            Nine Months Ended September 30,
                                                     1998                  1999                  1998                  1999
                                              --------------------  --------------------  --------------------  --------------------

REVENUES                                                  $50,542               $88,225              $140,956              $226,815

COST OF SERVICES                                           36,047                62,678               103,088               161,415
                                              --------------------  --------------------  --------------------  --------------------
              Gross profit                                 14,495                25,547                37,868                65,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               22,364                32,557                57,121                89,083

DEPRECIATION AND AMORTIZATION                               3,030                 7,629                 7,131                20,393
                                              --------------------  --------------------  --------------------  --------------------
              Loss from operations                        (10,899)              (14,639)              (26,384)              (44,076)

INTEREST EXPENSE, net                                      (8,105)               (9,977)              (20,382)              (29,506)
FOREIGN CURRENCY EXCHANGE (LOSS) GAIN, net                    (32)                   (6)                   80                   (43)
OTHER EXPENSE, net                                           (223)                 (306)                 (492)               (1,012)
                                              --------------------  --------------------  --------------------  --------------------
              Net loss                                   ($19,259)             ($24,928)             ($47,178)             ($74,637)
                                              ====================  ====================  ====================  ====================

BASIC AND DILUTED LOSS PER SHARE                           ($0.93)               ($0.80)               ($2.27)               ($2.81)
                                              ====================  ====================  ====================  ====================

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
   COMMON SHARES OUTSTANDING                               20,778                31,351                20,778                26,521
                                              ====================  ====================  ====================  ====================


The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                                    1998                  1999
                                                                                           -------------------   -------------------
                                                                                                (see note)           (unaudited)
                                                ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                      $118,218               $85,834
      Marketable securities                                                                            21,343                     -
      Accounts receivable, net of allowance for doubtful accounts
         of $4,086 and $5,164, respectively                                                            33,351                52,518
      Prepaid expenses and other current assets                                                         3,409                 6,445
      Restricted cash and securities                                                                    9,590                 4,359
                                                                                           -------------------   -------------------
                  Total current assets                                                                185,911               149,156

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
   accumulated depreciation and amortization of $12,418 and $28,546                                   107,249               146,325
   respectively
Debt issuance costs                                                                                    12,244                11,238
Intangibles                                                                                            49,488                49,863
Other assets                                                                                            2,439                 3,123
Restricted cash and securities                                                                         30,877                16,978
                                                                                           -------------------   -------------------
                  Total assets                                                                       $388,208              $376,683
                                                                                           ===================   ===================


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable                                                                                $33,352               $34,870
      Accrued expenses and other current liabilities                                                   31,131                41,003
      Interest accrued on Senior Notes                                                                  9,590                 4,359
      Current maturities of other long-term debt                                                       16,232                 9,486
      Current maturities of obligations under capital lease                                               154                   619
      Current maturities of notes payable - related party                                                 308                     -
      Deferred revenue                                                                                  4,739                 3,577
                                                                                           -------------------   -------------------
                  Total current liabilities                                                            95,506                93,914

OTHER LONG-TERM DEBT                                                                                   37,379                23,689
OBLIGATIONS UNDER CAPITAL LEASE                                                                           193                   968
SENIOR NOTES                                                                                          343,176               359,730
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                        14,421                     -
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

      Voting common stock, par value $.01; 29,250,000 and 72,000,000 shares authorized at December 31, 1998 and September 30, 1999,  respectively;
         20,778,321 and 31,547,066 shares issued and outstanding at December 31, 1998 and
         September 30, 1999, respectively                                                                 208                   315
      Non-voting common stock, par value $.01; 500,000 shares authorized;
         135,890 and 104,388 shares issued and outstanding at December 31, 1998 and
         September 30, 1999, respectively                                                                   1                     1
      Additional paid-in capital                                                                        6,923                82,420
      Accumulated other comprehensive loss                                                               (856)               (1,173)
      Accumulated deficit                                                                            (108,743)             (183,181)
                                                                                           -------------------   -------------------
                  Total stockholders' equity (deficit)                                               (102,467)             (101,618)
                                                                                           -------------------   -------------------

                  Total liabilities and stockholders' equity (deficit)                               $388,208              $376,683
                                                                                           ===================   ===================

Note: The December 31, 1998 Balance Sheet is derived from audited financial statements.


The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                                   Nine months ended September 30,
                                                                                                  1998                  1999
                                                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                             $          (47,178)   $          (74,637)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                                                7,131                20,393
           Provision for doubtful accounts                                                              4,663                 1,078
           Accreted interest expense                                                                   12,574                16,554
      Changes in assets and liabilities:
           Increase in accounts receivable                                                            (24,343)              (19,446)
           Increase in prepaid expenses and
              other current assets                                                                     (1,823)               (2,485)
           Decrease (increase) in other assets                                                            262                (1,377)
           Increase in accounts payable, accrued
              expenses and other current liabilities                                                   18,460                 4,244
           Increase (decrease) in deferred revenue                                                      1,436                (1,162)
                                                                                           ------------------    ------------------
              Net cash used in operating activities                                                   (28,818)              (56,838)
                                                                                           ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                              (56,363)              (53,274)
      Net cash paid in acquisitions                                                                   (22,327)               (2,292)
      (Purchase) sale of marketable securities - net                                                  (58,097)               21,343
                                                                                           ------------------    ------------------
              Net cash used in investing activities                                                  (136,787)              (34,223)
                                                                                           ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                                           43                59,000
      Net proceeds from exercise of stock options                                                          --                 1,716
      Proceeds from long-term debt                                                                      6,773                    --
      Repayments of long-term debt                                                                       (986)              (20,436)
      Repayments of capital leases                                                                       (110)                 (425)
      Repayments of notes payable - related party                                                          (7)                 (308)
      Proceeds from senior notes                                                                      175,785                    --
      Payment of debt issuance costs                                                                   (7,144)                   --
                                                                                           ------------------    ------------------
              Net cash provided by financing activities                                               174,354                39,547
                                                                                           ------------------    ------------------

Increase (decrease) in cash and cash equivalents,
      (including restricted cash)                                                                       8,749               (51,514)
Cash and cash equivalents, beginning of period
      (including restricted cash)                                                                     126,630               158,685
                                                                                           ------------------    ------------------
Cash and cash equivalents, end of period
      (including restricted cash)                                                          $          135,379    $          107,171
                                                                                           ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
      Cash paid during the period for:
           Interest                                                                        $           22,540    $           12,308

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
      Accretion of preferred stock                                                         $               68                    --
      Capital leases executed                                                                           8,000                 1,665
      Acquisition in exchange for common stock                                                             --                   675
      Note issued for purchase of minority interest - Telco                                            14,035                    --
      Conversion of preferred stock into common stock                                                      --                14,421

DETAILS OF ACQUISITIONS:
      Fair value of assets acquired                                                        $           (1,936)   $           (1,615)
      Goodwill                                                                                        (21,092)               (2,592)
      Liabilities assumed                                                                                 701                 1,915
                                                                                           ------------------    ------------------
           Net cash paid for acquisitions                                                            ($22,327)              ($2,292)
                                                                                           ==================    ==================

The accompanying notes to the financial statements are an integral part of these statements.

                  DESTIA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Destia Communications, Inc. (formerly Econophone, Inc.) ("Destia" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1998 information to conform to the presentation used in 1999. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999. It is suggested that these financial statements be read in conjunction with Destia's audited annual consolidated financial statements.

NOTE B -- CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

NOTE C -- COMPREHENSIVE LOSS

    The comprehensive loss for the three months ended September 30, 1998 and 1999 includes the following components:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                       1998            1999
                                                     --------        --------
 Net Loss ........................................   $(19,259)       $(24,928)
 Other Comprehensive Income, net of tax:
 Foreign Currency Translation  Adjustments .......         47            (170)
                                                     --------        --------
 Comprehensive Loss ..............................   $(19,212)       $(25,098)
                                                     ========        ========

        Accumulated other comprehensive loss (all of which relates to foreign currency translation adjustments) as of December 31, 1998 and September 30, 1999 is as follows:

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                       1998           1999
                                                   ------------   ------------
 Balance at beginning of period                       $ (104)      $   (856)
 Translation Adjustments..........................      (752)          (317)
                                                      ------       --------
 Balance at end of period.........................    $ (856)      $ (1,173)
                                                      ======       =========

NOTE D -- LOSS PER SHARE

    Loss per share is based on the standards of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding has been calculated to reflect additional issuances of shares of common stock during the third quarter (including shares of common stock issued as a result of the exercise of warrants or options or the conversion of shares of restricted non-voting common stock or preferred stock). A total of 6,500,000 shares of common stock were issued in connection with Destia's initial public offering in May ("IPO") and, upon consummation of the IPO, shares of preferred stock automatically converted into 3,553,821 shares of common stock. Loss available to common stockholders is calculated as net loss reduced by accretion on preferred stock. Upon the conversion of preferred stock at the IPO, accretion of preferred stock ceased, and the accumulated accretion to date was converted to additional paid-in capital (see Note E). Diluted EPS has not been presented separately since the inclusion of outstanding options and warrants would be antidilutive.

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

NOTE F -- INITIAL PUBLIC OFFERING

    On May 11, 1999, the Company completed an initial public offering of 6,500,000 shares of its common stock, par value $.01 per share ("Common Stock"), at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and expenses) were approximately $59.0 million.

    The Company has used and continues to use the net proceeds from the offering to expand its sales and marketing activities and to make capital expenditures, particularly in Europe, as well as to fund working capital and general corporate purposes, including to fund losses. Upon consummation of the IPO, all outstanding shares of preferred stock were converted into Common Stock and the following material changes to the Company's certificate of incorporation were effected: (i) the number of authorized shares of Common Stock was increased from 29,250,000 to 72,000,000; (ii) the number of authorized shares of preferred stock was increased from 250,000 to 2,500,000; and (iii) a stock split of 1.04 shares of Common Stock for every 1.0 shares was completed.

NOTE G -- ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

    On March 30, 1999, the Company acquired the 28% minority interest in Econophone Services GmbH (Switzerland). The entire purchase price is classified as goodwill, which is being amortized over 20 years.

NOTE H -- VIATEL MERGER AGREEMENT

    On August 27, 1999, the Company announced that it had entered into a merger agreement with Viatel, Inc. in a stock-for-stock transaction that is expected to close by year-end, subject to the satisfaction of numerous conditions, underlying regulatory consents and stockholder approvals. Under the terms of the proposed transaction, Viatel will exchange 0.445 of a share of its common stock for each share of Common Stock of Destia. The special meeting of Destia stockholders to approve the merger agreement has been scheduled for November 19, 1999.

NOTE I -- GEOGRAPHIC INFORMATION

    In accordance with quarterly reporting requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the following revenue by segment information is shown for the three-month and nine-month periods ended September 30, 1998 and September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                           1998        1999       % CHANGE
                                          ------      ------      --------
                                                 (IN THOUSANDS)
REVENUE
North America........................    $ 33,307    $ 55,247        66%
United Kingdom.......................      11,665      18,341        57%
Continental Europe...................       5,570      14,637       163%
                                         --------    --------       ----
Total................................    $ 50,542    $ 88,225        75%
                                         ========    ========       ====

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                           1998        1999      % CHANGE
                                          ------      ------     --------
                                                  (IN THOUSANDS)
REVENUE
North America.........................   $ 80,354    $ 141,924       77%
United Kingdom........................     45,555       50,101       10%
Continental Europe....................     15,047       34,790      131%
                                         --------    ---------      ---
Total.................................   $140,956    $ 226,815       61%
                                         ========    =========      ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with Destia's financial statements and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed by Destia pursuant to the requirements of the Securities Exchange Act of 1934. Certain of the matters discussed in this item may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of Destia for future operations and its business and the telecommunications industry generally. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors affecting one or more of the Company's markets, including the following: (i) inaccuracies in the Company's forecasts of telecommunications traffic or customers; (ii) the rate of expansion of Destia's network and/or customer base;
(iii) changes in or developments under laws, regulations, licensing requirements or telecommunications standards; (iv) changes in the availability of transmission facilities; (v) loss of a customer or distributor that provides Destia with significant revenues; (vi) concentration of credit risk; (vii) highly competitive market conditions; (viii) currency fluctuations; (ix) changes in retail or wholesale telecommunications rates; (x) loss of the services of key officers, such as Alfred West, the Chairman and Chief Executive Officer, or Alan
L. Levy, the President and Chief Operating Officer; (xi) failures or delays in completing the merger with Viatel; (xii) changes in international settlement rates; and (xiii) general economic conditions. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to any forward-looking statement to reflect events or circumstances after the date hereof, including the occurrence of unanticipated events.

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

    On May 11, 1999, the Company completed an initial public offering of 6,500,000 shares of its common stock, par value $.01 per share ("Common Stock"), at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and offering related expenses) were approximately $59.0 million.

    On August 27, 1999, the Company announced that it had entered into a merger agreement with Viatel, Inc in a stock-for-stock transaction that is expected to close by year-end, subject to the satisfaction of numerous conditions, underlying regulatory consents and stockholder approvals. Under the terms of the proposed transaction, Viatel will exchange 0.445 of a share of its common stock for each share of Common Stock of Destia. The special meeting of Destia stockholders to approve the merger agreement has been scheduled for November 19, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                               1998        1999      % CHANGE
                                              ------      ------     ---------
                                                    (IN THOUSANDS)
 REVENUE
 North America............................    $ 33,307    $ 55,247       66%
 United Kingdom...........................      11,665      18,341       57%
 Continental Europe.......................       5,570      14,637      163%
                                              --------    --------      ---
 Total....................................    $ 50,542    $ 88,225       75%
                                              ========    ========      ===

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                               1998        1999      % CHANGE
                                              ------      ------     ---------
                                                       (IN THOUSANDS)
BILLABLE MINUTES OF USE
North America..............................     154,355    408,289      165%
United Kingdom.............................     70,913     159,418      125%
Continental Europe.........................     11,876      87,668      638%
                                               -------     -------      ---
Total......................................    237,144     655,376      176%
                                               =======     =======      ===

    REVENUES. Revenues for the three months ended September 30, 1999 increased 75% to $88.2 million from $50.5 million for the three months ended September 30, 1998. Billable minutes of use increased 176% to 655.4 million in the current quarter from 237.1 million in the comparable quarter of the prior year. The number of customer accounts serviced by the Company increased 94% to approximately 540,000 at September 30, 1999 from approximately 277,000 at September 30, 1998. The revenue increase was primarily attributable to strong retail customer growth in all of our geographic markets, which was partially offset by declining prices. Retail and wholesale revenues in the third quarter of 1999 increased 68% and 119%, respectively, over the comparable period of 1998. The increase in European revenues occurred despite a significant decline in exchange rates for European currencies against the U.S. dollar since the third quarter of 1998, which negatively impacted revenues for the third quarter of 1999. The increase in billable minutes as a percentage of overall revenue reflects changes in the Company's product mix, the impact of deregulation in the Company's continental European markets and increased competition in all of the Company's markets. In addition, as the Company implements additional interconnections with national carriers in Continental Europe, its minutes of national traffic, which carries lower revenue per minute than international traffic, increases.

    GROSS PROFIT. Gross margins improved to 29.0% in the third quarter of 1999 from 28.7% in the third quarter of 1998 primarily as a result of the growth in retail revenues supported by the continued expansion of Destia's network, increased utilization of owned and leased transmission capacity and improved global routing, all of which contributed to lower per-minute costs. The margin improvement was also partially due to an increase in revenues derived from retail products, which have higher gross margins than wholesale services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 were $32.6 million, representing 36.9% of revenue, compared to $22.4 million, or 44.2% of revenue, in the third quarter of 1998. The increase in overall SG&A expense levels was primarily attributable to the increased scale of the Company's operations resulting from the expansion of its business, which contributed to increased staffing-related costs and marketing and promotional expenses. The increase in marketing and promotional expenses was primarily the result of Destia's spending in developing marketing and sales channels in Europe, as well as increased marketing expenditures to grow the retail customer base in North America. In absolute terms, SG&A expenses for the third quarter increased by two-thirds of the amount that total revenue increased, with a 46% SG&A increase over the third quarter of 1998, while total revenues increased by 75% during the same period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $7.6 million for the three months ended September 30, 1999 from $3.0 million for the three months ended September 30, 1998. This increase was substantially due to the continuing build-out of the Company's network in North America, the United Kingdom and continental Europe.

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $11.6 million in the third quarter of 1999 from $10.9 million in the comparable quarter of the prior year. This increase was primarily attributable to higher interest expense incurred on the 11% Notes issued in February 1998 (the "1998 Notes"), due to the accretion of the principal balance, as well as interest expense incurred related to additional borrowings to finance the cost to acquire switches and other telecommunications equipment and IRUs. Interest income decreased to $1.6 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998, primarily due to lower levels of cash and marketable securities.

    NET LOSS. The Company reported a net loss of $24.9 million for the third quarter of 1999 compared to a net loss of $19.3 million in the same period a year ago. The increase in net loss primarily reflects the additional depreciation expense associated with the continuing build-out of the Destia network in the United States, the United Kingdom and continental Europe.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                   1998       1999     % CHANGE
                                                         (IN THOUSANDS)
REVENUE
North America ................................   $ 80,354   $ 141,924        77%
United Kingdom ...............................     45,555      50,101        10%
Continental Europe ...........................     15,047      34,790       131%
                                                 --------   ---------       ---
Total ........................................   $140,956   $ 226,815        61%
                                                 ========   =========       ===

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                   1998       1999     % CHANGE
                                                          (IN THOUSANDS)
BILLABLE MINUTES OF USE
North America ................................    366,655     932,851       154%
United Kingdom ...............................    211,478     367,542        74%
Continental Europe ...........................     29,181     188,195       545%
                                                 --------   ---------       ---
Total ........................................    607,314   1,488,588       145%
                                                 ========   =========       ===

    REVENUES. Revenues for the nine months ended September 30, 1999 increased 61% to $226.8 million from $141.0 million for the nine months ended September 30, 1998. Billable minutes of use increased 145% to 1.49 billion in the current nine-month period from 607.3 million in the comparable nine-month period of the prior year. The revenue increase was primarily attributable to strong retail customer growth in all of our geographic markets, which was partially offset by declining prices. Retail revenues in the first nine months of 1999 increased 83% over the prior year nine-month period. Wholesale revenues in the first nine months of 1999, as compared to the first nine months of 1998, declined and represented approximately 12% of consolidated revenues in the first nine months of 1999, compared to 23% in the first nine months of 1998. The reduction of wholesale revenues was the result of the Company's intentional shift away from certain low margin U.K. wholesale customers. The increase in billable minutes as a percentage of overall revenue reflects changes in the Company's product mix, the impact of deregulation in the Company's continental European markets and increased competition in all of the Company's markets.

    GROSS PROFIT. The gross profit margin of 28.8% reported for the nine months ended September 30, 1999 increased 1.9 percentage points from the 26.9% achieved in the nine months ended September 30, 1998 as a result of the growth in retail revenues supported by the continued expansion of Destia's network, increased utilization of owned and leased transmission capacity and improved global routing, all of which contributed to lower per-minute costs. The margin improvement was also partially due to an increase in revenues derived from retail products, which have higher gross margins than wholesale services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 56% from $57.1 million for the first nine months of 1998 to $89.1 million for the first nine months of 1999. However, SG&A expenses as a percentage of revenues decreased to 39.3% in the 1999 nine-month period from 40.5% in the comparable period of the prior year. The SG&A increase in absolute terms was primarily attributable to the increased scale of the Company's operations resulting from the expansion of its business, which contributed to increased staffing-related costs and marketing and promotional expenses. The increase in marketing and promotional expenses was primarily the result of Destia's spending in developing marketing and sales channels in Europe, as well as increased marketing expenditures to grow the retail customer base in North America and to create brand awareness.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $20.4 million for the nine months ended September 30, 1999 from $7.1 million for the nine months ended September 30, 1998. This increase was substantially due to the continuing build-out of the Company's network in North America, the United Kingdom and continental Europe.

    INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $35.0 million for the first nine months of 1999 from $29.4 million in the prior year comparable period. This increase was primarily attributable to higher interest expense incurred on the 1998 Notes due to the accretion of the principal balance, and, to a lesser extent, the interest expense incurred from borrowings to finance the acquisition of switches and other telecommunications equipment and IRUs. Interest income decreased to $5.5 million in the first nine months of 1999 from $9.0 million in the first nine months of 1998, primarily due to lower levels of cash and marketable securities.

    NET LOSS. The Company reported a net loss of $74.6 million for the first nine months of 1999 compared to a net loss of $47.2 million for the first nine months of 1998. The increase in net loss primarily reflects increased depreciation and amortization expenses and a higher level of net interest expense. In addition, increased SG&A expenses associated with the development of the Company's sales and marketing channels and the build out of its customer and network support infrastructure added to the higher level of net loss.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred significant operating and net losses and made substantial capital expenditures, due in large part to the start-up and development of the Company's operations and its network. The Company will continue to incur additional losses and have substantial additional capital expenditures. The Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash have primarily been the proceeds from the Company's IPO in May of 1999, the issuance in 1997 of the Company's 13 1/2% Notes (the "1997 Notes"), the issuance of the 1998 Notes and, to a lesser extent, equipment-based financing provided primarily by NTFC Capital Corporation and an equity investment in preferred stock of the Company by Princes Gate Investors.

    At September 30, 1999, Destia had approximately $85.8 million in unrestricted cash, cash equivalents and marketable securities, compared to $139.6 million at December 31, 1998. In addition, Destia had $21.3 million of restricted cash and securities (which will be used to pay interest expense on the 1997 Notes through July 15, 2000) as of September 30, 1999. Destia's net cash used in operating activities was $56.8 million for the nine months ended September 30, 1999, and was primarily attributable to a net loss of $74.6 million and an increase in accounts receivable of $19.4 million, partially offset by depreciation and amortization expense of $20.4 million and accreted interest expense of $16.6 million. Net cash used in investing activities of $34.2 million for the nine months ended September 30, 1999 was attributable to investments made primarily in switches and other telecommunications equipment, partially offset by the sale of marketable securities of $21.3 million. Net cash provided by financing activities of $39.5 million was primarily related to the net proceeds from the sale of Common Stock in the IPO of approximately $59.0 million, which was partially offset by repayments of long-term debt of $20.4 million.

    Destia currently expects capital expenditures during 1999 to be below $75 million, of which $55.2 million was expended during the first nine months of 1999. These investments are principally to support the continued growth of Destia's network, including the purchase of telecommunications equipment and the purchase of additional network capacity, as well as the continued development of Destia's back office capabilities, including its management information systems and network management systems.

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

    On May 11, 1999, the Company completed its IPO of 6,500,000 shares of Common Stock at $10.00 per share. The net proceeds to the Company (after deducting underwriter discounts and other expenses related to the offering) were approximately $59.0 million.

    The Company continually evaluates business opportunities, including potential acquisitions, and engages in discussions with potential acquisition candidates. In June 1999, the Company purchased Wavetech Ltd., a reseller of wireless telecommunications in the United Kingdom. The Company's acquisition activity, however, is currently restricted by the terms of the Company's merger agreement with Viatel. The success of the Company's acquisition activities, if any, will depend, among other things, on the availability of acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses.

FOREIGN CURRENCY EXPOSURE

    Destia is exposed to fluctuations in foreign currencies relative to the U.S. dollar because Destia bills its end users in their local currency, while major portions of its transmission costs are incurred in U.S. dollars, and interest expense on the 1997 and 1998 Notes is in U.S. dollars. For the first nine months of 1998 and 1999, approximately 43% and 37%, respectively, of Destia's revenues were billed in currencies other than the U.S. dollar, consisting primarily of British pounds, Belgian francs, German marks and Swiss francs. As Destia expands its operations, a higher percentage of revenues is expected to be billed in currencies other than the U.S. dollar. Destia, from time to time, uses foreign exchange contracts relating to its trade accounts receivables to hedge foreign currency exposure and to control risks relating to currency fluctuations. Destia does not use derivative financial instruments for speculative purposes. At September 30, 1998 and 1999, Destia had no open foreign currency hedging positions.

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

YEAR 2000 COMPLIANCE

    The Company is engaged in an ongoing process of assessing its exposure to the Year 2000 issue -- the potential problems arising from computer systems that were designed to use two digits, rather than four, to specify the year. The Company has formed a project team (consisting of representatives from its information technology, finance, business development, product development, sales, marketing and legal departments) to address internal and external Year 2000 issues. By December 31, 1998, the Company had completed its internal review of its financial and other computer systems (which include switching, billing and other platforms) to assess Year 2000 issues. Based on this review, the Company believes that the amount of work and expense required to address Year 2000 issues relating to its internal systems will not be material. The Company has migrated its billing platform that was not Year 2000 compliant to a billing platform that is Year 2000 compliant in the United States and United Kingdom. The Company is still in the process of implementing the migration in continental Europe. The Company has upgraded certain of its Northern Telecom switches to make them and their related software Year 2000 compliant. The Company had completed this upgrade as of June 30, 1999 at a cost of approximately $1.3 million. In addition, the Company may be required to modify or discontinue the use of some of its other existing software, including its billing software. The Company estimates that it will have updated all of its significant internal systems, including its billing software, to make them Year 2000 compliant by the end of November, and it began testing these systems during the third quarter of 1999.

    In addition to assessing its own systems, the Company has retained a consulting firm to assist it in conducting an external review of its significant suppliers and other third parties with which it does business, including significant equipment and system providers and telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact that a lack or preparedness on such parties' behalf may have on the Company. In particular, the Company may experience problems to the extent that other telecommunications carriers are not Year 2000 compliant. The Company's external review of the Company and related third parties was substantially completed by October 31, 1999. The Company's ability to determine the status of these third parties' ability to address issues relating to Year 2000 issues is limited and there is no assurance that these third parties will achieve full Year 2000 compliance before the end of 1999.

    The Company believes that its reasonably possible worst case Year 2000 scenario is disruption of its ability to route traffic over portions of its own network or an inability to terminate calls to certain destinations, which would require the Company to utilize other transmission capacity at greater cost. To the extent that a limited number of carriers experience disruption in service due to the Year 2000 issue, the Company's contingency plan is to obtain service from alternate carriers. However, there is no assurance that alternate carriers will be available or, if available, that the Company can purchase transmission capacity at a reasonable cost. In addition, in many countries there are no alternative carriers to use. Significant Year 2000 failures in the systems of the Company, alternate carriers and other third parties (or third parties on whom they depend) would have a material adverse effect on the Company's business.

    The Company estimates the total cost for resolving its Year 2000 issues to be approximately $2.0 million, of which approximately $1.6 million has been spent through September 30, 1999, with the majority of the expenditures incurred in the first two quarters of 1999 related to upgrades of its Northern Telecom switches. The Company's overall estimate of Year 2000-related expenses includes the accelerated cost of replacing systems that are not Year 2000 compliant. Actual costs may, however, differ materially.

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

ITEM 2.  CHANGES IN SECURITIES

    At a special meeting of the Board of Directors on August 27, 1999, an agreement to enter into a merger with Viatel, Inc. was approved. The merger is a stock for stock exchange in which Destia shareholders would receive 0.445 shares of Viatel common stock for each share of Destia Common Stock upon the consummation of the merger. The special stockholders' meeting to approve the merger agreement has been scheduled for November 19, 1999.

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

    On August 27, 1999, the Company announced that it had entered into a merger agreement with Viatel, Inc. in a stock for stock transaction that is expected to close by year-end, subject to the satisfaction of numerous conditions, underlying regulatory consents and stockholder approvals. Under the terms of the proposed transaction, Viatel will exchange 0.445 share of its common stock for each share of Destia's common stock. The Company filed a definitive proxy statement on October 19, 1999 with the Securities and Exchange Commission pursuant to Section 14a of the Securities Exchange Act of 1934. The proxy statement describes the proposed merger and solicits the Company's stockholders' approval of the merger and certain other related transactions. The special stockholders' meeting to approve the merger agreement has been scheduled for November 19, 1999.

    On November 5, 1999, the Company amended its credit facility with NTFC Capital Corporation ("NTFC") to increase the amount of NTFC's aggregate commitment by $25.0 million from approximately $24.0 million to approximately $49.0 million and to effect other amendments, including a waiver by NTFC of its right to consent to the merger between Destia and Viatel. This waiver will remain in effect until 90 days after the merger closes. If NTFC has not consented to the merger before the waiver expires, then Destia, which will be a subsidiary of Viatel at such time, will be obligated to prepay the outstanding amount borrowed, which as of November 5, 1999 was approximately $28.9 million, in addition to prepayment penalties of approximately $150,000.

    The indentures governing Destia's 13 1/2% senior notes due 2007 ("13 1/2% Notes") and Destia's 11% senior discount notes due 2008 ("11% Notes") require Destia to offer to repurchase promptly after the acquisition by Viatel (as it is currently structured) all of the outstanding notes at a purchase price equal to 101% of the outstanding principal amount of the 13 1/2% Notes and 101% of the accreted value of the 11% Notes. As of September 30, 1999, the outstanding principal amount of the 13 1/2% Notes was approximately $150.7 million and the accreted value of the 11% Notes was approximately $209.1 million. Based on the current and historical trading prices of the 13 1/2% Notes, Destia does not expect holders of these notes to tender them for repurchase. Based on the current and historical trading prices of the 11% Notes, Destia considers it likely that holders of these notes would tender them for repurchase.

    Accordingly, Viatel recently launched an exchange offer and consent solicitation for the 11% Notes in which Viatel offered cash consideration and Viatel's 11 1/2% senior notes due 2009 to holders who tender their Destia 11% Notes, and Viatel has offered cash consideration to holders who consent to the elimination of substantially all of the restrictive covenants contained in the indenture governing the 11% Notes. This offer is conditioned, among other things, on the closing of the merger. To the extent the exchange offer is not accepted and the merger is consummated, Destia will be required to offer to purchase the 13 1/2% Notes and the 11% Notes at a purchase price equal to 101% of their outstanding principal amount and accreted value, respectively. If Viatel and Destia conclude prior to completion of the merger that it is likely that the repurchase of Destia notes that will be tendered in the repurchase offer will adversely affect the cash available to fund the combined company's business plan, Viatel and Destia may restructure the merger in order to avoid the obligation to make a repurchase offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -- Exhibit 27.1 Financial Data Schedule.

    (b) The Company filed a Current Report on Form 8-K on August 31, 1999 (Item 5 - other information).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DESTIA COMMUNICATIONS, INC.
                          (registrant)


Date: November 15, 1999   By   /s/ ALAN L. LEVY
                          --------------------------------------
                          Name:    Alan L. Levy
                          Title:   President, Chief Operating Officer and Chief
                                   Financial Officer


Date: November 15, 1999   By   /s/ RICHARD L. SHORTEN, JR.
                          --------------------------------------
                          Name:    Richard L. Shorten, Jr.
                          Title:   Senior Vice President and General Counsel